Form 10-K405
SCIOS NOVA INC
filed 1995-03-31
CIK 726512

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         -------------------------------
                                    FORM 10-K
(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---- ACT OF 1934
                   For the fiscal year ended December 31, 1994
                                             -----------------
                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
               For the transition period from _____ to _____

                         Commission File Number  0-11749
                                                 -------
                                 SCIOS NOVA INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               95-3701481
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

2450 Bayshore Parkway, Mountain View, California 94043-1173
-----------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:            (415) 966-1550
                                                               --------------
Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                    Class D Warrants to purchase Common Stock
                            Contingent Payment Rights
                          Common Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             YES   X   NO
                                                                 -----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of voting stock held by nonaffiliates of the registrant as of March 17, 1995 was $275,306,188.

As of March 17, 1995, 35,446,030 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS                                                   FORM 10-K PART
---------                                                   --------------
Definitive Proxy Statement with respect to                       III
the 1995 Annual Meeting of Stockholders

                                     PART I

ITEM 1.  BUSINESS

     GENERAL

     Scios Nova Inc. ("Scios Nova" or the "Company") is a biopharmaceutical company engaged in the discovery, development, and commercialization of novel human therapeutics using its capabilities in both protein-based and small-molecule drug discovery and development. The Company focuses its proprietary research and development efforts on products to treat acute illnesses, primarily in the areas of cardio-renal disease and inflammation, and seeks to collaborate with corporate partners in the development of products to treat chronic diseases. The Company also has a marketing and sales organization selling third-party products that generate cash to help fund continued development of the Company's proprietary products, none of which to date has been developed to the commercialization stage.

     The Company funds the development of proprietary products that address acute illnesses, primarily in the areas of cardio-renal disease and inflammation, where it has significant product candidates, a strong competitive advantage and extensive technical expertise. The Company's lead products for acute conditions are AURICULIN [REGISTERED TRADEMARK] anaritide for the treatment of acute renal failure and NATRECOR [REGISTERED TRADEMARK] BNP for the treatment of acute congestive heart failure. In January 1995, the Company completed enrollment in a 500-patient Phase III clinical trial of AURICULIN for the treatment of acute renal failure. Following analysis of the results of this study the Company, together with Genentech, Inc., which recently entered into a collaboration with Scios Nova for AURICULIN, will determine the next appropriate development steps for the product. NATRECOR is currently in Phase II clinical studies for the treatment of acute congestive heart failure. The Company is also continuing preclinical studies of its anti-inflammatory compounds.

     Therapies for chronic conditions, including FIBLAST-TM- bFGF for wound healing, insulinotropin for Type II diabetes and a treatment for Alzheimer's disease, are being developed by corporate partners or by Scios Nova with funding from corporate partners. Under its arrangements with corporate partners, Scios Nova typically receives research and development funding, payments for clinical supplies and/or milestone payments for achieving scientific and clinical benchmarks. The Company is also entitled to royalties on commercial sales of products and, in some cases, may receive additional revenues from the manufacture of products.

     Scios Nova's financial strategy involves careful management of cash through targeted investment in its acute-care pipeline, while underwriting a portion of this investment with cash flow from its commercial operations, and generating corporate partner funding for chronic-care products under development. With an ability to develop its acute-care product pipeline, its ability to develop therapies for chronic illness under partner sponsorship, an expanding marketing and sales capability, and a strong financial base, Scios Nova is seeking to reach sustainable profitability by 1998.

     Scios Nova was formed through the September 1992 merger (the "Merger") of Scios Inc., a Delaware corporation ("Scios"), and Nova Pharmaceutical Corporation, a Delaware corporation ("Nova"). The Merger brought together Scios' expertise in producing recombinant proteins with Nova's expertise in synthesizing small molecules. As a result, Scios Nova has capabilities in molecular and cell biology, protein and medicinal chemistry, molecular modeling, pharmacology, and the bioprocessing sciences, and has the tools to undertake the rational design of small molecules based on knowledge of the associated design targets. In the Merger, the Company also acquired its sales force and a line of marketed psychiatric products.

     The Company was incorporated in California in 1981 under the name California Biotechnology Inc. and reincorporated in Delaware in 1988. The Company changed its name to Scios Inc. in February 1992 and to Scios Nova Inc. in September 1992 following the Merger. The principal executive offices of the Company are located at 2450 Bayshore Parkway, Mountain View, California 94043. The telephone number at that location is (415) 966-1550.

PRODUCT DEVELOPMENT ACTIVITIES

     The following table summarizes certain information concerning Scios Nova's principal products under development. The information in the table is qualified in its entirety by reference to the more detailed information concerning the Company's products that is set forth elsewhere in this report:

                                                  POTENTIAL APPLICATIONS/                                DEVELOPER/CORPORATE
PRODUCT                                              INDICATIONS                STATUS *                 PARTNER (TERRITORY)
-------                                           -----------------------       ---------                --------------------
ACUTE-CARE PRODUCTS:

CARDIO-RENAL DISEASES

AURICULIN [REGISTERED TRADEMARK] anaritide       Acute renal failure           Phase III clinical       Scios Nova/Genentech

NATRECOR [REGISTERED TRADEMARK] BNP              Acute congestive              Phase II clinical        Scios Nova
                                                 heart failure


INFLAMMATION

Bradykinin antagonists                           Inflammatory conditions       Research                 Scios Nova

Cell adhesion                                    Inflammatory conditions       Research                 Scios Nova
inhibitors

CHRONIC-CARE PRODUCTS:

FIBLAST-TM- bFGF                                 Dermal ulcers                 Phase III clinical       Kaken (Asia)
                                                                                (in Japan)

Amyloid precursor                                Alzheimer's disease           Research                 Marion Merrell Dow
protein                                                                                                  (worldwide)

Insulinotropin                                   Type II diabetes              Phase II clinical        Pfizer (worldwide)


Human lung surfactant                            Respiratory distress          Preclinical              Byk Gulden (Europe)
                                                 syndrome

-------------------------

* "Research" denotes work up to and including discovery research and initial production. "Preclinical" denotes studies in animal models necessary to support an application to the Food and Drug Administration ("FDA") and foreign health registration authorities to commence clinical testing in humans. Clinical trials for pharmaceutical products are conducted in three phases. In Phase I, studies are conducted to determine safety. In Phase II, studies are conducted to gain preliminary evidence as to the efficacy and dosages of the product. In Phase III, studies are conducted to provide sufficient data for the statistical proof of safety and efficacy, including dosing regimen. Phase III is the final stage of such clinical studies prior to the submission of an application for approval of a new drug or licensure of a biological product.


PRODUCT DEVELOPMENT ACTIVITIES

     Scios Nova focuses its product development efforts on proprietary therapeutics for acute illnesses, principally in the areas of cardio-renal disease and inflammation. The Company's success will depend on its ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive products on a timely basis. As described below, Scios Nova's products are at various stages of research and development, and further development and testing will be required to determine their technical feasibility and commercial viability. The proposed development schedules for the Company's products may be affected by a variety of factors, including technological difficulties, proprietary technology of others, reliance on third parties for support and changes in governmental regulation, many of which will not be within the control of Scios Nova. Scios Nova's product development efforts are described below.

PRODUCTS TO TREAT ACUTE ILLNESS

     CARDIO-RENAL DISEASES

     Scios Nova's two leading products, AURICULIN [REGISTERED TRADEMARK] anaritide and NATRECOR [REGISTERED TRADEMARK] BNP have resulted from the Company's program in natural human peptides that improve kidney and heart function.

     AURICULIN [REGISTERED TRADEMARK] ANARITIDE. In January 1995, the Company completed patient enrollment in its Phase III clinical study of AURICULIN for the treatment of acute renal (kidney) failure ("ARF"). The placebo-controlled double-blinded study involved 500 patients at over 60 centers. The primary clinical endpoint in the Phase III study is a reduction in the need for kidney dialysis in ARF patients. The study is also designed to evaluate AURICULIN's potential for decreasing mortality in such patients. ARF, a rapid and severe decrease in kidney function, has a number of causes, including toxic effects of certain medications or decreased blood flow to the kidneys, such as may occur in complicated surgery or after a traumatic injury. ARF affects approximately 160,000 patients annually in the United States, with a mortality rate averaging 50%. Currently there is no available therapy for ARF other than supportive care.

     Statistical analysis of the study will take several months to complete. Thereafter, the Company, along with its new partner for AURICULIN, Genentech, Inc. ("Genentech"), will determine the next appropriate steps based on the results of the study. If the Company and Genentech determine that the results of the Phase III study provide sufficiently compelling evidence of AURICULIN's safety and efficacy, the Company will proceed as rapidly as possible to prepare and submit a New Drug Application ("NDA") to the Food and Drug Administration ("FDA"). If the Company determines that a confirmatory study or studies are required, the Company plans to initiate the additional study(s) as soon as practical. It is also possible that the results of the recent study will not warrant any further development of AURICULIN.

     AURICULIN is a synthetic version of a human hormone, atrial natriuretic peptide ("ANP"), which is produced in the heart and has a range of biological activities known to be important in kidney and heart function, including increasing the elimination of water and salt from the body. ANP improves kidney function by increasing blood flow into the filtration units of the kidney and restricting blood outflow.

     On December 30, 1994, the Company entered into a Collaboration Agreement (the "Collaboration Agreement") with Genentech relating to the joint development and commercialization of AURICULIN for use in the treatment of ARF. The Collaboration Agreement provides for the parties' co-promotion of AURICULIN in the United States and Canada and gives Genentech exclusive marketing rights in countries other than the United States and Canada (the "Licensed Territory"). Scios Nova will receive royalties on sales in the Licensed Territory, a $30 million milestone payment upon receipt of U.S. regulatory approval, and additional payments of up to $20 million upon obtaining regulatory approvals and achieving certain sales levels in other designated markets.

     The Company will bear the development costs of AURICULIN anaritide until the receipt of regulatory approval in North America. Thereafter, all costs of development and promotion within North America will be shared equally between the two parties. Genentech will bear all costs for development and promotion within the Licensed Territory.

     Genentech has the right to terminate the Collaboration Agreement within 30 days following receipt of the Phase III clinical results of AURICULIN. In addition, if the Company does not file an NDA for AURICULIN by December 31, 1997, or if, within 60 days of such filing, the FDA has not accepted for review an NDA which was filed by December 31, 1997, Genentech has the option of (i) electing to bring NATRECOR or another natriuretic peptide product under development by Scios Nova into the Collaboration Agreement for use in the treatment of ARF or (ii) terminating the Collaboration Agreement. This option could limit the Company's ability to enter into collaborative arrangements on NATRECOR or any other natriuretic peptide product until the expiration of such deadlines. If Genentech were to elect to bring a product into the Collaboration Agreement in place of AURICULIN, the milestone payments due with respect to such product would be reduced significantly.

     There can be no assurance that the Company will ever receive the requisite regulatory approvals to market AURICULIN or receive the milestone payments called for by the Collaboration Agreement. In addition, there can be no assurance that AURICULIN (or any other product developed under the Collaboration Agreement) will generate sufficient, if any, revenue (through milestone payments, sales, royalties, or otherwise) to offset the development and promotion costs incurred.

     Concurrent with the signing of the Collaboration Agreement, Genentech (i) made a $20 million equity investment in Scios Nova by purchasing a new class of nonvoting Preferred Stock and (ii) made a $30 million loan commitment, which the Company may draw against at any time through December 2002. See Note 3 of Notes to Consolidated Financial Statements.

     Scios Nova has received from the FDA Orphan Drug designation of AURICULIN in ARF. See "Business -- Government Regulation." In March 1994, the Company entered into a long-term supply agreement pursuant to which a third party will produce bulk form AURICULIN for Scios Nova via a synthetic process. See "Business -- Manufacturing."

     Scios Nova's scientists were among the first groups to clone the gene encoding human ANP, and the Company has produced the hormone synthetically and using recombinant DNA technology. Scios Nova has a worldwide, semi-exclusive license to patent rights of Merck & Co., Inc. ("Merck & Co."), including an issued U.S. patent covering the ANP product currently under development by Scios Nova. This license is royalty free in the United States. The patent licensed to Scios Nova was issued to Merck & Co. at the conclusion of an interference proceeding which also involved Scios Nova's patent application covering human ANP. The patent, which is due to expire in August 2007, allows the Company and Merck & Co. to prevent others from marketing Scios Nova's form of ANP in the United States. The Company also has an exclusive license under the ANP patent rights of Queens University. These patent rights include an issued European patent which covers numerous forms of ANP, including that being developed by the Company. This European patent terminates in December 2003.

     Scios Nova reacquired rights to AURICULIN from Wyeth-Ayerst Laboratories, a division of American Home Products Corporation ("AHP"), in 1989. As consideration for the reacquired rights, the Company made an initial payment to AHP and agreed to make additional payments out of amounts received by Scios Nova (exclusive of research and development funding) upon completion of licensing or other arrangements for the commercialization of AURICULIN. Approximately $3.8 million in milestone payments remains to be paid to AHP if AURICULIN is approved for marketing. Scios Nova's initial research on AURICULIN was funded by Biotechnology Research Partners, Ltd. ("BRP"). See Note 10 of Notes to Consolidated Financial Statements.

     NATRECOR [REGISTERED TRADEMARK] BNP. During 1994, Scios Nova conducted Phase I/II clinical studies of NATRECOR for the treatment of acute congestive heart failure ("CHF"). The results of the Phase I/II studies demonstrated significant improvements in key measures of heart function following treatment with NATRECOR. Based on these preliminary studies, in October 1994, the Company initiated a Phase II study for the treatment of acute CHF, which includes several dose-ranging and safety studies and is expected to involve approximately 200 patients. Contingent on the results of these trials, Scios Nova hopes to begin Phase III efficacy studies of NATRECOR for acute CHF in 1996.

      Acute CHF affects over 700,000 people annually in the United States. Because the market for treatment of CHF is very competitive, the Company's success in commercializing NATRECOR will be particularly dependent not only on strong clinical data but on its ability to produce NATRECOR cost effectively. As a result, the Company is analyzing alternative methods of manufacturing NATRECOR. See "Business -- Manufacturing."

     The Company believes that it was the first to discover human brain natriuretic peptide ("BNP"), whose gene it cloned in 1988, as a part of its program in natural human peptides that improve heart and kidney function. Like ANP, BNP is made in the heart and preclinical studies at the Company and elsewhere suggest that BNP has biological effects similar to ANP in increasing the elimination of salt and water from the body, dilating blood vessels and decreasing the secretion of other hormones which lead to blood vessel constriction and elevated blood pressure. The Company has an issued U.S. patent covering human BNP, which has a term through May 2009. This and other U.S. patents issued to Scios Nova are subject to possible extension due to time taken up in the regulatory approval process. See "Patents and Proprietary Rights."

     TREATMENT OF INFLAMMATION

     The Company's inflammation program centers around two classes of anti-inflammatory agents -- bradykinin receptor antagonists and cell adhesion inhibitors.

     BRADYKININ ANTAGONIST PROJECT. Bradykinin antagonists act by blocking the binding of bradykinin to its receptor. Bradykinin is released from inactive precursor proteins during the inflammatory process and is a mediator of inflammation and pain in a variety of conditions, including asthma, sepsis, trauma and arthritis.

     First-generation bradykinin receptor antagonists were acquired by the Company through an exclusive licensing agreement. The Company subsequently developed second-generation bradykinin antagonists which, in experiments measuring the ability of agents to block the binding of bradykinin to its receptor sites, are substantially more potent than first generation agents. In 1994, the Company conducted preclinical studies of a lead compound, NPC 17731, in several disease models. The Company determined that the results of these studies were not sufficiently compelling to proceed to the clinic with the compound for the indication under evaluation. The Company is continuing to evaluate NPC 17731 and related compounds in other models of inflammatory disease. The Company has U.S. and foreign patents that have issued and applications pending, which cover the second-generation bradykinin antagonists it has identified.

     The bradykinin antagonist project was undertaken by Nova on behalf of Nova Technology Limited Partnership, a Delaware limited partnership ("NTLP"), that funded the research and development of certain projects by Nova. In December 1992, the Company exercised an option to acquire all of the limited partnership interests of NTLP in exchange for Common Stock and contingent royalty payments based on future product sales. The Company and its licensees remain obligated to fund further development of the products previously developed on behalf of NTLP (the bradykinin antagonist project and the drug delivery projects, which have been licensed to third parties), unless Scios Nova determines, in its reasonable judgment, that the products to be funded are not commercially viable and technically feasible from Scios Nova's perspective. See Note 2 of Notes to Consolidated Financial Statements.

     CELL ADHESION INHIBITORS PROJECT. Cell adhesion inhibitors are small-molecule compounds that inhibit certain white cells, called neutrophils, from adhering to cells that line blood vessels, an early step in the inflammatory process. Scios Nova has conducted early-stage clinical studies with a class of compounds called leumedins, primarily leumedin compound NPC 15669, that inhibit neutrophil adhesion. In 1993, the Company determined that the safety profile of NPC 15669 did not warrant further clinical development of the compound, and during 1994, the Company focused its research efforts in this area on development of second-generation compounds with an improved therapeutic profile.

     The Company has an issued U.S. patent and pending U.S. and foreign applications covering certain classes of cell adhesion inhibitor compounds of potential use in treating inflammatory conditions.

     OTHER RESEARCH. The Company also conducts exploratory research from time to time on other agents and on new applications of agents under development by the Company for other indications. Two such projects are the Company's research exploring novel acute-care applications for serine protease inhibitors and for its FIBLAST-TM- bFGF.

PRODUCTS TO TREAT CHRONIC ILLNESS

     The Company plans to continue the development of therapies for the treatment of chronic conditions primarily under the sponsorship of corporate partners. Continued funding and participation by the Company's corporate partners under joint development and licensing agreements will depend not only on the timely achievement of research and development objectives by the Company, which cannot be assured, but also on each corporate partner's own financial, competitive, marketing and strategic considerations. Under several of its joint development and license agreements, Scios Nova relies on its corporate partners to conduct preclinical and clinical trials, to obtain regulatory approvals and to manufacture and market products. Although the Company believes that its corporate partners will have an economic incentive to meet their contractual responsibilities, the amount and timing of resources devoted to these activities generally will be controlled by the corporate partner.

     TISSUE REPAIR

     FIBLAST-TM- bFGF. FIBLAST is Scios Nova's form of human basic fibroblast growth factor ("bFGF"), an agent that promotes angiogenesis (the growth of new blood vessels) and directly stimulates the growth of connective tissue, as well as the outer layer of skin.

     Since 1988, research and development of FIBLAST has been conducted by both Scios Nova and Kaken Pharmaceutical Co., Ltd., the Company's Japanese corporate partner ("Kaken"). Pursuant to a 1988 agreement, Kaken has exclusive rights to develop and market FIBLAST for all indications in Japan, Korea, Taiwan, Hong Kong and the People's Republic of China. The Company receives research and development support payments, is entitled to receive additional payments as regulatory milestones are met and will receive royalties on any sales of FIBLAST products. In 1994, the Company and Kaken signed a series of agreements expanding the 1988 agreement. Under the new agreements, Scios Nova will manufacture FIBLAST for the next several years for use by Kaken. The agreements also establish a manufacturing process development collaboration between the companies and provide Kaken with a license to Scios Nova's manufacturing technology for FIBLAST. It is intended that Kaken be able to manufacture FIBLAST for its own use in the future.

     Under the new agreements, Kaken will make payments to Scios Nova for the supply of material, the process development collaboration, and the license to FIBLAST manufacturing technology. Kaken is currently conducting two Phase III trials in Japan for evaluation of FIBLAST in recalcitrant wounds. Both studies began in late 1994 and will continue into late 1995.

     Following the Company's completion in 1993 of Phase II clinical trials of FIBLAST in the United States for the treatment of pressure sores and neuropathic ulcers, the Company determined not to fund additional clinical studies of FIBLAST for chronic illnesses, except under sponsorship of a corporate partner. This decision was driven by the cost of the extensive clinical trial program expected to be required for approval of such a product in the United States. To date, the Company has not entered into such a partnership and therefore the primary focus of Scios Nova's work continues to be supporting its Japanese partner, Kaken. Scios Nova is also conducting research on the use of FIBLAST for treatment of certain acute illnesses. See "Business -- Product Development Activities -- Products to Treat Acute Illness."

     The Company is obligated to make payments to Organon International ("Organon") based on amounts received by Scios Nova upon commercialization of FIBLAST. Approximately $1.9 million remains to be paid under the obligation, which stems from the Company's 1989 reacquisition of certain FIBLAST rights previously licensed to Organon. The basic research on FIBLAST was funded by Biotechnology Research Partners, Ltd. ("BRP"). See Note 8 of Notes to Consolidated Financial Statements. See also "Business -- Patents and Proprietary Rights" for a discussion of FIBLAST patent issues.

     ALZHEIMER'S DISEASE

     Beta-AMYLOID PRECURSOR PROTEIN. In July 1992, Scios Nova formed a research alliance with Marion Merrell Dow, Inc., ("MMD") to jointly develop new therapies for Alzheimer's disease. The program is focusing on developing pharmaceuticals that prevent the formation of Beta-amyloid deposits in the brain. MMD will have exclusive worldwide rights to develop and market Alzheimer's drugs discovered by the alliance. MMD is funding the ongoing work at the Company and has established its own research team. As products advance into development and commercialization, the Company will receive substantial milestone payments and royalties. In February 1995, the Company was issued a U.S. patent covering transgenic mice that develop brain tissue deposits characteristic of those found in humans with Alzheimer's disease, which technology is the basis for the parties' collaboration.

     METABOLIC DISORDERS

     INSULINOTROPIN. Through its Metabolic Biosystems subsidiary, the Company developed insulinotropin in collaboration with Pfizer Inc ("Pfizer"), which is continuing Phase II clinical trials of insulinotropin for the treatment of Type II diabetes. Insulinotropin is a potent peptide that stimulates insulin release when blood sugar levels are above normal. Type II diabetics do not release enough insulin from the pancreas when blood glucose levels rise in response to eating a meal and become progressively more resistant to insulin action in stimulating glucose uptake by muscle and fat tissue. Insulinotropin controls blood glucose levels in Type II diabetics by stimulating insulin release and perhaps by overcoming insulin resistance. Present therapies for Type II diabetics include insulin injections and oral hypoglycemic agents, which can induce dangerously low blood sugar levels. Because insulinotropin stimulates insulin release only when blood sugar levels are above normal, it may have a lower risk of this serious side effect. The Company has produced insulinotropin synthetically and using recombinant DNA technology.

     The Company holds an exclusive license to patent applications covering insulinotropin held by Massachusetts General Hospital, which rights were licensed to Pfizer as part of the research collaboration. A U.S. patent licensed exclusively to the Company covers the form of insulinotropin being developed by Pfizer under license from the Company. The term of the patent extends through June 2009. An additional issued patent and a pending application cover other forms of insulinotropin.

     Under the parties' original collaboration agreement, Pfizer had the right to commercialize products on an exclusive, worldwide basis under a royalty-bearing license. In early 1994, Scios Nova and Pfizer amended the terms of their collaboration agreement. Scios Nova agreed to reduce future royalties and surrender co-marketing and manufacturing rights in exchange for the addition of product development milestone payments to Scios Nova. As a part of the amendment, Pfizer also terminated its rights to other technologies developed in the collaboration.

ADDITIONAL PROJECTS

     The Company has from time to time pursued product development activities outside of the focus areas described above, some of which programs are discussed below. Scios Nova intends to divest or otherwise leverage technologies which it concludes are not central to its long-term business strategy.

     BNP DIAGNOSTIC. Third-party researchers have determined that the level of circulating BNP may be a good basis for a diagnostic to identify patients suffering from congestive heart failure. Scios Nova has licensed Shionogi and Co., Ltd. the right under the Company's patent position on BNP to develop diagnostic products for Japan. In 1994 Shionogi received Japanese regulatory approval to market a radioimmunoassay diagnostic kit employing the technology, and is expecting to begin marketing the kit in 1995. Scios Nova is now seeking to commercialize this application of its BNP patent rights in additional territories.

     CNS DISORDERS; GUILFORD PHARMACEUTICALS. In June 1994, the Company's majority-owned subsidiary, Guilford Pharmaceuticals Inc. ("Guilford"), completed an initial public offering of $15 million of common stock to pursue the development of pharmaceutical products for the treatment of diseases of the central nervous system. As a result of the offering, Scios Nova's ownership interest in Guilford was reduced to approximately 29%. Scios Nova had previously transferred to Guilford certain neuroscience technology originally developed by Nova and had licensed to Guilford the GLIADEL [REGISTERED TRADEMARK] implant project and related drug delivery technology described below for application in the treatment of tumors of the central nervous system and cerebral edema ("Guilford Field").

     DRUG DELIVERY SYSTEMS. Prior to the Merger, Nova had been developing certain drug delivery systems. Its two most advanced projects were the GLIADEL implant to treat primary brain cancer, for which Phase III studies had been completed, and the SEPTACIN [REGISTERED TRADEMARK] implant for the treatment of osteomyelitis, a serious bone infection. These projects were developed pursuant to a license agreement with the Massachusetts Institute of Technology ("MIT") relating to MIT's BIODEL [REGISTERED TRADEMARK] drug delivery technology. As noted above, the Company licensed a portion of the drug delivery technology to Guilford. In 1994, the Company licensed to another third party the drug delivery technology, including SEPTACIN, for all uses outside the Guilford Field. Scios Nova thereafter assigned its BIODEL license rights back to MIT, which will administer these licenses. The Company and MIT will receive royalty and milestone payments under the license agreements with Guilford and the second licensee as products are developed. The licensees are also obligated to meet certain diligence standards in pursuing development of their respective product candidates. The GLIADEL and SEPTACIN projects were undertaken by the Company on behalf of NTLP.

     HUMAN LUNG SURFACTANT ("hLS"). The Company holds rights in several issued patents on the protein components of lung surfactant based on its own work and under an assignment of patents and patent applications owned by Children's Hospital Medical Center of Cincinnati. Lung surfactant may have therapeutic value in infant and adult respiratory distress syndromes and other respiratory disorders. In late 1992, the Company reacquired all rights to the recombinant hLS technology that had previously been licensed to Genentech, and the Company continues to seek a partner to develop and market hLS outside of Europe. The Company previously granted Byk Gulden Pharmazeutika, exclusive European marketing rights for hLS.

MARKETING AND SALES

     The Company intends eventually to sell certain of its proprietary products through its own sales force for some or all approved indications. Presently, Scios Nova generates operating profits by marketing products that were developed by others.

     THIRD-PARTY PRODUCTS. The Company has a sales force of approximately 80 representatives who are employed exclusively by the Company and work on a part-time basis marketing psychiatric products. The Company currently markets in the United States four psychiatric products under license from SmithKline Beecham Corporation ("SB") and co-promotes a fifth product distributed by McNeil Pharmaceutical ("McNeil"), an affiliate of Johnson & Johnson.

     Since 1993, the Company has jointly promoted with McNeil HALDOL
[REGISTERED TRADEMARK] Decanoate (haloperidol) for the treatment of schizophrenia. Under the agreement, the Company receives quarterly payments based on total sales of the product. McNeil manufactures and distributes HALDOL Decanoate, and generally indemnifies Scios Nova against product liability claims. The five-year agreement may be extended up to an additional three years upon the attainment of revenue goals.

     The Company has exclusive rights to market the following SB Products in the United States: THORAZINE [REGISTERED TRADEMARK] (chlorpromazine) and STELAZINE [REGISTERED TRADEMARK] (trifluoperazine) for the treatment of schizophrenia, ESKALITH [REGISTERED TRADEMARK]/ESKALITH CR [REGISTERED TRADEMARK] (lithium) for the treatment of manic depressive illness and PARNATE [REGISTERED] TRADEMARK] (tranylcypromine) for the treatment of depression (collectively the "SB Products"). SB currently manufactures and distributes the SB Products. SB may discontinue manufacturing one or more of the products if it gives the Company at least 12 months' notice, in which case Scios Nova has the right to manufacture such product(s). SB is responsible for all ancillary matters relating to sales of the SB Products (including various administrative tasks), for the maintenance in good standing of all new drug applications with respect to the SB Products, and for the maintenance of product liability insurance with respect to the SB Products. The agreement also grants Scios Nova certain rights to indemnification from SB for product liability claims. The Company is obligated to spend certain amounts for marketing support based on the prior year's net sales and to reimburse SB for certain third-party royalty payments. Scios Nova pays SB 40% of the Company's net profits, as defined, from U.S. sales of the SB Products. See Note 3 of Notes to Consolidated Financial Statements.

     The SB Products have a well-established reputation; however, unit volume for certain products has been eroding and can be expected to continue to erode due to competition from generic products sold at substantially lower prices. Although past decreases in unit sales have been partially offset by price increases there can be no assurance that the market will accept any additional price increases. Among the SB Products the Company has placed particular marketing emphasis on those product formulations, such as ESKALITH CR (a controlled release formulation), where no generic equivalents are available.

     Scios Nova plans to acquire or license from third parties additional products that can be promoted by the Company's sales force. The Company will consider not only additional psychiatric products, but also products in other therapeutic areas. Although the Company is actively seeking to acquire such product rights, there can be no assurances that they will be available on terms favorable to the Company or at all.

     PROPRIETARY PRODUCTS. Scios Nova believes that its experience in marketing third-party products under arrangements such as those described above will prove useful when it prepares to market its own products. However, to date, Scios Nova's marketing experience has been limited to psychiatric products, and the Company does not currently have the resources to market certain products it is seeking to develop. The commercialization of the Company's major products will require significant financial resources as well as worldwide sales, marketing and distribution capabilities. In order to provide funds and expertise to meet these requirements, the Company will consider entering into additional corporate partnerships with established pharmaceutical companies, as it has with Genentech for the co-promotion of AURICULIN. See "Business -- Product Development Activities -- Products to Treat Acute Illness." There can be no assurance that the Company will be able to enter into such partnerships on favorable terms or develop such a marketing capability on its own. Scios Nova believes that such collaborations may enable it to speed the timing of product launch and increase market penetration of selected new therapies. However, such a partnering arrangement could also result in a lower level of income to Scios Nova than if it marketed the products entirely on its own.

     The Company's ability to commercialize its products successfully may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers, and other organizations. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products, and market acceptance of Scios Nova products would be adversely affected if adequate coverage and reimbursement levels are not provided for uses of Company products. In addition, in view of expressed governmental concerns over drug prices and other healthcare costs, there can be no assurance that future government and private cost control initiatives will not adversely affect the Company's ability to maintain price levels on its products sufficient to realize an appropriate return on development efforts.

MANUFACTURING

     Scios Nova has concentrated its resources on product discovery and development prior to investing substantially in manufacturing capability. To date, the Company has produced only FIBLAST in limited quantities sufficient for clinical trials and relies on third parties for the manufacture of other products, including AURICULIN and NATRECOR. Scios Nova has a production facility which it believes enables it to produce FIBLAST and potentially other products for itself and others under requirements for current Good Manufacturing Practices ("cGMP"). The Company does not currently possess the staff or facilities necessary to manufacture any product in the commercial quantities
which may be required in the long term.   The strategy of building or acquiring
commercial-scale manufacturing facilities or utilizing third-party facilities only as the need arises carries with it certain risks, as there can be no assurance that such facilities can be built, acquired or used on commercially acceptable terms or that Scios Nova will be able to meet manufacturing quantity and quality requirements through the use of such arrangements.

     AURICULIN is currently produced by third-party manufacturers under contract to Scios Nova. The Company has a long-term agreement for the supply of AURICULIN in bulk form, and has fill and finish services performed by another third party. The Company believes that it would not be cost-effective to qualify alternate suppliers at this time. However, an inability of either the Company's bulk or fill and finish manufacturer to provide material to Scios Nova on a timely basis would cause delays in supply which could have a material adverse effect on the Company's business. To date the Company has also engaged third parties to manufacture clinical supplies of NATRECOR via a synthetic process. The Company is currently reviewing its alternatives with respect to the long-term production of NATRECOR, including whether to manufacture the product recombinantly or synthetically and whether to do so itself or through third parties. If Scios Nova elects to manufacture NATRECOR itself over the long term, it will need to build or acquire substantial additional manufacturing capacity.

     To the extent Scios Nova may from time to time have capacity available in its production facility, it intends to pursue opportunities to perform contract manufacturing for third parties. In 1994, the Company produced material for a third-party customer under its first such arrangement, and in early 1995, the Company entered into a second agreement to provide manufacturing services for another party.

     McNeil manufactures HALDOL Decanoate, and SB manufactures the SB Products. If SB were to discontinue manufacturing the SB Products and the Company wished to continue selling the products, it would have to develop additional facilities to manufacture independently on a large scale or enter into an arrangement with a third party to manufacture such products. See "Business -- Marketing and Sales."

PATENTS AND PROPRIETARY RIGHTS

     Scios Nova is seeking patent protection for proprietary technology and products in the United States and abroad to prevent others from unfairly capitalizing on its investment in research. Other companies engaged in research and development of new health care products based on biotechnology also are actively pursuing patents for their technologies, which they consider to be novel and patentable. Scios Nova also relies and will continue to rely upon trade secrets and know-how to develop and maintain its competitive position. There can be no assurance, however, that others will not develop similar technology or that confidentiality agreements on which the Company relies to protect trade secrets will be honored.

     The Company currently owns or holds exclusive rights to over 50 issued U.S. patents and 40 U.S. patent applications pending covering its proprietary technology and products. The Company also files foreign applications corresponding to most of its U.S. applications. Scios Nova's issued patents include patents on AURICULIN, NATRECOR, bradykinin antagonists, insulinotropin, cell adhesion inhibitors, and lung surfactant proteins. The Company's patent position with respect to certain principal products under development is described above. See "Business -- Product Development Activities." If a patent issues prior to marketing approval, as has been the case with all of the Company's issued patents to date, Scios Nova can apply for extension of the patent term for a limited period of time to make up for a portion of the patent term lost to the regulatory period. The actual period of the extension varies but generally cannot exceed five years. In certain of its third-party agreements, the absence of a patent covering a product licensed by Scios Nova could reduce the royalties due to the Company under the agreements.

     The patent position of biotechnology and pharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. Although Scios Nova believes it has strong patent positions on certain of its products, there can be no assurance that any patent will issue on pending applications of the Company, or that any patent issued will afford the Company significant commercial protection against competitors for the technology or product covered by it, or that patents will not be infringed upon or designed around. Third parties have filed applications for, or have been issued patents relating to, products or processes which are similar to or competitive with certain of the Company's products or processes. Scios Nova is incurring and expects to continue to incur substantial costs in interference proceedings and in defending the validity or scope of its patents or in challenging the validity or scope of competing patents. The Company is unable to predict how the courts will resolve issues relating to the validity and scope of such patents, and if any such patent were to be interpreted to cover any of the Company's products and could not be licensed, circumvented or shown to be invalid, the results of Scios Nova's future operations could be materially and adversely affected. Described below are patent positions of other companies of which Scios Nova is aware that potentially overlap the Company's principal research and product development areas discussed above.

     AURICULIN. On June 14, 1988, a U.S. patent issued to Organogen Medizinisch-Molekularbiologische Forsuchungsgesellschaft m.b.H. containing claims to biologically active fragments of cardiodilatin, a natriuretic peptide precursor. Scios Nova believes that the claims of the patent may not reasonably be construed to cover the form of ANP being developed by Scios Nova and, to the extent any claims of the patent may be interpreted to cover AURICULIN, reasonable grounds exist for asserting the invalidity of such claims. If any claims of this patent were determined to be valid and construed to cover the form of ANP being developed by Scios Nova, Scios Nova's ability to develop AURICULIN commercially might be hindered or prevented if it were unable to obtain a license. A corresponding patent has been issued by the European Patent Office. This patent is currently involved in an opposition proceeding in Europe.

     NATRECOR. Scios Nova has a U.S. patent covering human BNP, which issued in 1992. Scios Nova is aware that Daiichi Pharmaceutical Co., Ltd., Tokyo ("Daiichi") has filed patent applications on porcine BNP in Japan and on human BNP worldwide. The filing dates of the Daiichi applications covering human BNP are later than those of the Company; however, there can be no assurance that Daiichi will not obtain separate patents on BNP in some countries that could be interpreted to cover Scios Nova products.

     FIBLAST. In February 1991, a U.S. patent with one claim covering a form of FGF protein was issued to Synergen, Inc. ("Synergen"), which was recently acquired by Amgen Inc. In June 1991, a U.S. patent with one claim covering the DNA for the same form of FGF was issued to Synergen. Based on a review of the publicly-available documents relating to these patents, Scios Nova believes that the Synergen form of FGF or DNA differs from the form of FGF produced by the Company. Scios Nova filed its own patent applications covering FGF and DNA for FGF prior to the filing by Synergen of its application. Scios Nova received notice from the U.S. Patent and Trademark Office ("PTO") that its claims covering DNA for human basic FGF were allowable, subject to the outcome of a patent interference proceeding with the Salk Institute for Biological Studies ("Salk"). On October 22, 1993, the PTO Board of Appeals and Interferences ruled in the proceeding that Scios Nova is entitled to a patent containing claims covering DNA sequences encoding human basic FGF. Salk has not appealed the ruling and Scios Nova's application has been returned to the patent examiner for further administrative processing.

     In October 1992, a U.S. patent was issued to Salk which contains claims directed to substantially pure mammalian basic FGF containing the 146 amino acid sequence of bovine basic FGF or a naturally occurring homologous sequence of another mammalian species. If any claim of this patent were determined to be valid and construed to cover Scios Nova's human basic FGF, the Company's ability to develop basic FGF might be hindered or prevented if it were unable to obtain a license. Scios Nova's outside counsel has reviewed the publicly available documents relating to the Salk patent. Based upon this review, such counsel has opined that, to the extent any claims of the patent may be interpreted to cover human basic FGF, such claims are overly broad and would likely be held invalid by an informed court.

     In May 1994, the European Patent Office issued European Patent No. 0 248 819 to Scios Nova covering recombinantly-produced human bFGF. An opposition proceeding has been instituted against this patent by Chiron Corp. and Pharmacia S.p.A. The opposition proceeding is currently at a preliminary stage. In August 1994, the European Patent Office issued European Patent No. 0 228 449 to Salk covering the 146 amino acid sequence of bovine basic FGF or an equivalent or analog thereof. The Company may file an opposition to this patent at any time until May 31, 1995. The results of such opposition proceedings cannot be predicted with certainty.

     In March 1994, the Company obtained a non-exclusive license to make, use and sell its FIBLAST under a U.S. patent issued to Harvard University containing claims to purified cationic (basic) FGF. The Harvard patent is based on a patent application having a filing date earlier than the application which formed the basis for the Salk patent.

     TRADEMARKS. AURICULIN [REGISTERED TRADEMARK] and NATRECOR [REGISTERED] TRADEMARK] are registered trademarks of Scios Nova and FIBLAST-TM- is a trademark of Scios Nova. THORAZINE [REGISTERED TRADEMARK], STELAZINE [REGISTERED TRADEMARK], ESKALITH [REGISTERED TRADEMARK], ESKALITH CR [REGISTERED TRADEMARK] and PARNATE [REGISTERED TRADEMARK] are registered trademarks of SB. HALDOL [REGISTERED TRADEMARK] is a registered trademark of McNeilab, Inc.

COMPETITION

     Competition is intense in the development of biopharmaceutical products, particularly in the development of products through the application of biotechnology. There are numerous companies and academic research groups throughout the world engaged in similar research and development. Some of the Company's competitors, including some of its licensees, are working on products similar to those being developed by Scios Nova, including products in some of the Company's major product areas. Many of these companies have substantially greater financial, marketing, and human resources than Scios Nova. With respect to AURICULIN, Scios Nova is not aware of any currently marketed treatment for ARF but believes other companies are attempting to develop forms of natriuretic peptides for indications similar to that being pursued by Scios Nova. In the case of NATRECOR, a number of products are already marketed for the treatment of acute CHF. Hence, the Company will need to demonstrate strong clinical results and an ability to produce NATRECOR cost effectively in order to introduce NATRECOR into this competitive market.

     There can be no assurance that technological developments or superior marketing capabilities possessed by competitors will not materially adversely affect the commercial potential of the Company's products. In addition, if the Company commences significant commercial sales of products, manufacturing efficiency and marketing capability are likely to be significant competitive factors. With respect to products no longer covered by patents, such as the SB Products, Scios Nova faces competition from companies offering generic products.

     The Company believes that the competitive success of the Company will be based primarily on scientific and technological superiority, managerial competence in identifying and pursuing opportunities, operational competence in developing, protecting, producing and marketing products, and obtaining timely regulatory agency approvals and adequate funds. Achieving success in these areas will depend on the Company's ability to attract and retain skilled and experienced personnel, to develop and secure the rights to advanced proprietary technology and to exploit commercially its technology prior to the development of competitive products by others. Scios Nova expects that there will be continued competition for highly qualified scientific, technical, and managerial personnel.

GOVERNMENT REGULATION

     The Company's research and development activities and, as for all companies developing pharmaceuticals, the production and marketing of its products, are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. This regulation is a significant factor in the production and marketing of the products resulting from Scios Nova's research and development activities. Testing, production and marketing of pharmaceutical products for human use require approval of the FDA and comparable authorities in other countries. Over the next several years, Scios Nova will be increasing substantially its internal resources and expenditures to meet these requirements for the products it is developing.

     The procedure for seeking and obtaining the required governmental approvals for a new product involves many steps, including animal testing to determine safety and potential toxicity. In addition, extensive clinical testing is required to be conducted in humans to demonstrate the efficacy, optimal dose and safety of each product. The time and expense required to perform clinical testing can far exceed the time and expense of developing the product prior to clinical testing. Whether undertaken by the Company or its commercial partners, the process of seeking and obtaining these approvals for a new product is likely to take a number of years and involves the expenditure of substantial resources. Some of the Company's products will be treated by the FDA as biologics, which require marketing approval from the FDA for both the product and the manufacturing facility. There can be no assurance that any of the Company's products will obtain the necessary approvals on a timely basis, if at all.

     Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those initially targeted. Moreover, the FDA may reconsider its approval of any product at any time and may withdraw such approval. In addition, before the Company's products can be marketed in foreign countries, they are subject to regulatory approval in such countries similar to that required in the United States. Except for the continued marketing of the psychiatric products produced by third parties, marketing approval of the Company's first human therapeutic product is not expected before 1997 at the earliest, and significant income will not be generated by the Company until after such approval is obtained.

     The Orphan Drug Act currently provides incentives to manufacturers to develop and market drugs for rare diseases or conditions affecting fewer than 200,000 persons in the United States at the time of application for orphan drug designation. A drug that receives orphan drug designation and is the first product to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that product claim. However, a drug that is considered by the FDA to be different from a particular orphan drug is not barred from sale in the United States during the seven-year exclusive marketing period. The Company has received from the FDA orphan drug designation of AURICULIN in ARF and for hLS in infant respiratory distress syndrome. Various amendments of the Orphan Drug Act have been considered by Congress from time to time, some of which could reduce the benefits of orphan drug status to Scios Nova, if passed.

     FDA regulations require that any drug to be tested in humans must be manufactured according to cGMP regulations. This has been extended to include drugs that will be tested for safety in animals, in support of human testing. The cGMPs set certain minimum requirements for procedures, record-keeping and the physical characteristics of the laboratories used in the production of these drugs. In addition, various federal, state and local laws and regulations relating to safe working conditions, laboratory practices, the experimental use of animals and the storage, use, and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research work are or may be applicable to such activities. They include, among others, the United States Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, and the Resource Conservation and Recovery Act, national restrictions on technology transfer, import, export and customs regulations, and other present and possible future federal, state, and local regulations. Although the Company believes that its safety procedures for handling and disposing of hazardous materials comply with prescribed regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. The Company may also incur substantial costs to comply with environmental regulations if the Company develops additional manufacturing capacity or otherwise changes its operations. For example, in connection with the closure of its Baltimore research and development facility in 1994 to consolidate such activities at its Mountain View headquarters, the Company incurred costs of approximately $370,000 for chemical disposal, storage and related costs.

EMPLOYEES

     The Company had 283 full-time employees as of December 31, 1994, of which 148 were engaged in research, product and clinical development. The Company also had 81 part-time employees (primarily its sales force) at December 31, 1994.

ITEM 2.  PROPERTIES

     The Company's headquarters facility in Mountain View, California consists of three buildings owned by the Company and land occupied under a long-term ground lease. The ground lease rates are fixed through July 1997. Future minimum ground lease payments over the next three years total approximately $474,000. The three buildings represent 98,000 square feet of office and laboratory space. The Company presently occupies 68,000 square feet and leases the remaining space. The Mountain View facility includes a 13,000 square foot combination process and product development and biological testing facility in which Scios Nova has produced bulk and clinical supplies of FIBLAST. The Company expended approximately $3.2 million in capital expenditures in 1994 and anticipates spending approximately $5 million in capital expenditures in 1995.

     In 1994, the Company also occupied under lease a total of 57,428 square feet of administrative and laboratory facilities in Baltimore, Maryland (the "Holabird Facility") pursuant to a lease due to expire in 1997. Total rental payments for the Holabird Facility in 1994 were approximately $324,000. In 1994, the Company consolidated its research and development activities at the Holabird Facility with those in Mountain View, California. As a result the Company laid off certain employees, transferred others to Mountain View and, in early 1995, moved its Baltimore commercial operations and clinical groups, previously located at the Holabird Facility, to a new site in downtown Baltimore. In February 1995, Scios Nova purchased the Holabird

Facility for $3,000,000 pursuant to an option contained in the lease and also received assignment of the underlying ground lease, which has term through 2012. During 1995, the Company will attempt to secure one or more tenants for the facility and/or sell the facility. The commercial operations group and certain clinical employees now occupy 7,070 square feet under a five-year lease in Baltimore's Inner Harbor area. The Company's annual lease payments at this facility are approximately $106,000.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                   MANAGEMENT

     EXECUTIVE OFFICERS

     The executive officers of the Company and their ages at March 17, 1995 are as follows:

NAME                          AGE            POSITION
----                          ---            --------
Richard L. Casey              48             Chairman of the Board, President
                                             and Chief Executive Officer

Thomas L. Feldman             44             Vice President of Commercial
                                             Operations

Elliott B. Grossbard, M.D.    47             Vice President of Medical and
                                             Regulatory Affairs

John A. Lewicki, Ph.D         43             Vice President of Research

Arlene M. Morris              43             Vice President of Business
                                             Development

John H. Newman                44             Vice President of Legal Affairs,
                                             General Counsel and Secretary

Armin H. Ramel, Ph.D          69             Vice President of Product
                                             Development

W. Virginia Walker            50             Vice President of Finance and
                                             Administration

     Mr. Casey is Chairman of the Board, President and Chief Executive Officer of Scios Nova. He joined Scios Nova in December 1987 as President and Chief Executive Officer, and has served as a Director since that time. Mr. Casey was elected Chairman of the Board in November 1992. From early 1985 to 1987, he was with ALZA Corporation as Executive Vice President and President of ALZA Pharmaceuticals. From 1976 to 1985, he worked for Syntex Corporation. He joined Syntex Laboratories in 1976 as a manager and became director of marketing research in the following year. In 1979, he was named director of sales, in 1981 was promoted to vice president and in 1983 was appointed general manager of Syntex

Medical Diagnostics. Mr. Casey began his career in pharmaceuticals as a sales representative for Eli Lilly and Company. From 1968 to 1970, Mr. Casey served in the U.S. Peace Corps in Ethiopia. Mr. Casey serves on the boards of Guilford, Karo Bio AB, an affiliated Swedish biotechnology company, and VIVUS Inc., a publicly-traded medical devices company located in Menlo Park, California.

     Mr. Feldman joined Scios Nova in January 1995 as Vice President of Commercial Operations. Prior to joining the Company, Mr. Feldman was responsible for sales and marketing activities in two pharmaceutical companies affiliated with Johnson & Johnson. From 1993 through 1994, Mr. Feldman was National Sales Manager at Ortho Pharmaceutical Corporation. From 1973 to 1993, Mr. Feldman held various sales and marketing positions at McNeil Pharmaceutical, where he most recently served as National Sales Manager from 1990 to 1993.

     Dr. Grossbard joined Scios Nova in 1991 as Vice President of Medical and Regulatory Affairs. Immediately prior to joining Scios Nova, he was Vice President of Medical Affairs for HemaGen/PFC, a privately-held company developing perfluorocarbon products for oxygen transport and as blood substitutes. From 1982 to 1990, he was Associate Director and later Director of Clinical Research for Genentech, in charge of the clinical development of Alteplase (TPA). From 1978 to 1980, as an Assistant Attending Physician at Memorial Hospital and Assistant Professor of Medicine at Cornell Medical School, he helped to establish the Bone Marrow Transplant Service at Memorial Hospital. He received his M.D. from the Columbia College of Physicians and Surgeons in 1973, trained in internal medicine at Massachusetts General Hospital in Boston and received subspecialty training in hematology at the Columbia-Presbyterian Medical Center and the Memorial Sloan-Kettering Cancer Center in New York.

     Dr. Lewicki joined Scios Nova in 1983 as a Scientist, became Senior Scientist in 1984, Vice President, Research in August 1986, Vice President and Deputy Director, Research in March 1987 and Vice President and Director of Research in February 1988. Dr. Lewicki received his Ph.D. in Physiology/Pharmacology from the University of California, San Diego in 1979. From 1979 to 1981, Dr. Lewicki conducted postdoctoral research at the University of Virginia, Department of Internal Medicine and, from 1981 to 1983, he was a research pharmacologist at Stanford University, Division of Clinical Pharmacology.

     Mrs. Morris joined the Company in April 1993 as Vice President of Business Development. From 1989 until joining Scios Nova, Mrs. Morris served as Vice President of Business Development at McNeil Pharmaceutical, an affiliate of Johnson & Johnson, where she was responsible for licensing and new product development. From 1977 to 1989, Mrs. Morris held various sales and marketing positions at McNeil. Mrs. Morris began her career in pharmaceuticals as a sales representative for Syntex Corporation.

     Mr. Newman became Vice President, General Counsel and Secretary of Scios Nova in June 1983, Vice President of Commercial Development, General Counsel and Secretary in December 1989 and Vice President of Legal Affairs, General Counsel and Secretary in March 1992. Prior to joining Scios Nova, Mr. Newman was an attorney in private practice. Mr. Newman serves on the board of Guilford.

     Dr. Ramel joined the Company in July 1993 as Vice President of Product Development. Prior to joining Scios Nova, Dr. Ramel spent eleven years at Genentech, most recently as Senior Director of Process Sciences, which consisted of three departments: Cell Culture and Fermentation, Product Recovery, and Pharmaceutical R&D. Prior to joining Genentech, he was Director of the Biopolymer Research Department at Hoffmann-La Roche. He held academic positions at the University of Basel, Switzerland, SUNY at Buffalo and Boston University Medical School, and was a postdoctoral fellow at UC Berkeley's Biochemistry and Virus Laboratory. In addition, he was an NIH fellow for two years. Dr. Ramel holds a Ph.D. in Physical Chemistry from the University of Basel. He serves on the board of Sepragen Corporation, a publicly-held manufacturer of bioprocessing equipment used in the production of biopharmaceuticals.

     Mrs. Walker became Vice President of Finance of Scios Nova in April 1986, having served as Controller of Scios Nova since February 1985, and Vice President of Finance and Administration in March 1992. Prior to joining Scios Nova, she was Controller for Intersil, Inc., at that time a subsidiary of General Electric Company, from June 1983 to January 1985 and for more than five years before that directed various accounting units of Intersil, Inc.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock and Class D Warrants are traded on the Nasdaq National Market System under the symbols SCIO and SCIOZ, respectively. The tables below set forth the high and low sales prices as reported by Nasdaq for the Common Stock and the Class D Warrants during the last two fiscal years. No cash dividends have been paid on Common Stock, and the Company does not anticipate paying cash dividends in the foreseeable future. As of December 31, 1994, there were approximately 7,900 stockholders of record of the Company's Common Stock.


                                  Common Stock
                                  ------------
                     FY 1994                      FY 1993
                     -------                      -------
               High           Low            High           Low
               ----           ---            ----           ---
Q1             11-1/8         7-1/8          10-1/2         5-7/8
Q2             8-1/8          5-1/4           7             5-1/4
Q3             8-1/2          5-1/2           7-3/4         5-3/8
Q4             7-5/8          4-3/4          13-7/8         7-1/4
Year           11-1/8         4-3/4          13-7/8         5-1/4



                                Class D Warrants
                                ----------------
                     FY 1994                      FY 1993
                     ------                       -------
               High           Low            High           Low
               ----           ---            ----           ---
Q1             3-5/8          2-1/4          4-1/4          1-3/4
Q2             2-3/4          1-1/2          2-5/8          1-1/2
Q3             2-3/4          1-7/8          2-5/8          1-3/4
Q4             3              1-3/4          5-3/4          1-3/4
Year           3-5/8          1-1/2          5-3/4          1-1/2


ITEM 6.  SELECTED FINANCIAL DATA


     (Dollars in thousands, except share data)

                                                  Year Ended December 31

                               1994           1993          1992*           1991           1990
                               ----           ----          -----           ----           ----
Revenues                    $53,667       $ 47,568       $ 25,085       $  7,357        $12,425
Loss from operations       (31,719)       (43,237)      (138,703)       (21,189)        (8,398)
Other income                  4,045          6,298          7,338          5,536          3,281
Net loss                   (27,961)       (36,579)      (131,946)       (17,251) **     (5,131)
Net loss per common share    (0.79)         (1.05)         (5.76)         (1.18)         (0.44)
Cash and securities         104,439        108,271        134,660        126,680         32,448
Working capital              38,942         96,334         42,842         93,417         15,620
Total assets                146,096        151,278        182,398        160,972         62,911
Long-term obligations         1,739          2,323            401             --             --
Stockholders' equity        126,438        135,299        169,144        156,092         60,078
Employees at
 year end                       283            337            382            167            153


-------------------------

* Includes Nova Pharmaceutical Corporation and Nova Technology Limited Partnership from the dates of their acquisition, September 3, 1992 and December 31, 1992, respectively, as well as related charges for in-process technologies totaling $108.0 million.

** Includes a $6.2 million charge related to the purchase of minority interests in a subsidiary, Metabolic Biosystems Inc.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 3, 1992, Nova was merged into Scios and the combined company was renamed Scios Nova Inc. The results of operations of Nova are included with Scios with effect from the date of the merger and the Company's balance sheets at December 31, 1992 reflect the inclusion of Nova's assets and liabilities adjusted to fair value at the merger date. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the acquired assets was allocated to in-process technology and was written off, resulting in a one-time non-cash charge to operations of $87.5 million.

In December 1992, the Company exercised an option to purchase all limited partnership interests in the Nova Technology Limited Partnership ("NTLP"). The acquisition of the partnership interests, paid in shares of Scios Nova common stock, resulted in a one-time $20.5 million non-cash charge to operations.


OPERATING RESULTS (1994, 1993 AND 1992)

Total revenues were $53.7 million in 1994, $47.6 million in 1993 and $25.1 million in 1992. The increase in 1994 over 1993 was principally due to higher contract revenues and an increase in co-promotion commissions earned under the Company's agreement with McNeil Pharmaceutical ("McNeil"), an affiliate of Johnson & Johnson, for the co-promotion of McNeil's psychiatric product HALDOL[REGISTERED TRADEMARK] Decanoate. Co-promotion commissions were earned over a twelve-month period in 1994 versus a five-month period in 1993. The 1993 revenue increase over 1992 was principally due to sales of certain psychiatric products (the "SB Products") under license from SmithKline Beecham Corporation ("SB"), which are included for twelve months in 1993 and four months in 1992.

Revenue from product sales (SB Products) was $42.8 million, $43.6 million and $17.3 million in 1994, 1993 and 1992, respectively. Product sales declined 2% from 1993 to 1994. The decrease was due to a drop in unit sales as a result of generic competition, partially offset by a 1994 price increase. The 1993 product sales increase over 1992 resulted from inclusion of twelve months of sales in 1993 versus only four months in 1992.

Revenue from research and development contracts was $7.1 million, $3.5 million and $7.7 million in 1994, 1993 and 1992, respectively. The increase in contract revenue from 1993 to 1994 was principally due to payments from Pfizer Inc associated with the renegotiation of the contract for the development of insulinotropin and from Kaken Pharmaceutical Co., Ltd. ("Kaken") for the licensing of the Company's FIBLAST[REGISTERED TRADEMARK] bFGF manufacturing technology and initiation of Phase III clinical trials in Japan. The decrease in contract revenue from 1992 to 1993 was principally due to the cessation of funding under the Company's agreements with Pfizer, NTLP and E. Merck and receipt in 1992 of milestone payments under the collaboration with Marion Merrell Dow Inc. to study Alzheimer's disease. Revenues under the collaboration with Marion Merrell Dow comprised approximately 26% and 49% of contract revenue in 1994 and 1993, respectively, while revenues under the collaboration with Kaken were 31% and 19% of contract revenue in 1994 and 1993, respectively.

Cost of goods sold for the SB Products was $26.5 million, $28.8 million and $11.7 million in 1994, 1993 and 1992, respectively. The decline from 1993 to 1994 was principally the result of lower unit sales. Gross margins improved from 34% in 1993 to 38% in 1994 due to a sales mix shift towards higher margin products and a price increase imposed in early 1994. The increase in cost of goods sold from 1992 to 1993 was the result of twelve months of 1993 sales versus four months of post-merger sales in 1992.

Research and development expenses were $34.5 million in 1994 compared to $39.5 million and $29.9 million in 1993 and 1992, respectively. The 1994 decrease from 1993 reflects the late 1993 staffing reduction associated with the elimination of certain projects as a result of the strategic refocusing of the Company and the 1994 consolidation of Baltimore, Maryland research and development operations with those in Mountain View, California. The 1993 increase over 1992 is due to the inclusion of a greater share of the cost of Nova operations from the date of the merger and expanded product development activities for the Company's lead products.

Marketing, general and administrative expenses were $15.7 million in 1994 compared to $18.2 million and $12.2 million in 1993 and 1992, respectively. Although higher sales and marketing spending occurred in 1994 to support the increased sales activities, the increase was more than offset in 1994 by expense reductions in general and administrative areas associated with the strategic refocusing and the consolidation of research and development operations. The cost increase from 1992 to 1993 reflects twelve months of costs for the Nova administrative and marketing operations in 1993 versus four months in 1992.

The profit distribution to third parties of $5.2 million in 1994 and $4.3 million in 1993 represents SB's share of the net profits from sales of the SB Products. The 1994 increase over 1993 is due to higher gross margins and a lower allocation of sales and marketing expenses for SB Product sales. The increase in profit distribution to third parties from $1.5 million in 1992 to $4.3 million in 1993 was due to 1993's twelve months of SB Product sales versus only four months in 1992.

In September 1994, the Company recorded a charge of $3.5 million associated with the closure of its research and development facility in Baltimore, Maryland and the transfer of certain research and development operations to Mountain View, California. The consolidation was undertaken to eliminate redundancies, reduce future expenses and increase productivity by concentrating research and development activities in one location. As a result of the consolidation, forty-one positions were eliminated in 1994 and ten additional positions are expected to be eliminated in the first quarter of 1995. Twelve employees were relocated to Mountain View, California. The Company's Commercial Operations staff, which was formerly located at the site being closed, moved to a smaller office space in Baltimore in the first quarter of 1995.

Other income decreased to $4.0 million in 1994 from $6.3 million in 1993 and $7.3 million in 1992. The decrease year to year resulted primarily from lower income generated by the Company's investment portfolio. The 1994 decrease from 1993 was also due to lower rental income from sublease tenants and higher royalty expense associated with the increased contract revenue.

In June 1994, the Company's subsidiary, Guilford Pharmaceuticals Inc., ("Guilford") completed an initial public stock offering which reduced the Company's ownership in Guilford from 62% to 29%. Upon the reduction in ownership percentage, the Company began using the equity method of accounting for its investment in Guilford. Prior to the date of the public stock offering, the financial results of Guilford were consolidated with those of the Company. The minority interest of $0.6 million and $0.4 million in 1994 and 1993, respectively, reflects the minority shareholders portion of Guilford losses when the Company was fully consolidating Guilford operations.

The equity in net loss of affiliates of $0.9 million in 1994 represents the Company's share of the losses of Guilford. Recognition of these losses reduced the Company's investment in Guilford to zero by December 31, 1994. The equity loss of $0.6 million in 1992 represents the Company's share of the losses of NTLP from the merger date. The Company's investment in NTLP was reduced to zero by year-end 1992.

OUTLOOK

The Company expects to continue to incur losses for several more years. The ability of the Company to achieve profitability depends principally upon the success of: (i) product development efforts and the timing and scope of regulatory approvals, particularly with respect to the Company's lead products, AURICULIN[REGISTERED TRADEMARK] anaritide and NATRECOR[REGISTERED TRADEMARK] BNP; (ii) the Company's strategy of generating operating profits from marketing and selling the SB Products, HALDOL[REGISTERED TRADEMARK] Decanoate and additional third-party products, which it is actively seeking to acquire; and
(iii) the development of new third-party funding sources and other revenues to support continuing research and development programs. Profitability will also be affected by the Company's ability to undertake complex manufacturing processes in a cost-effective manner.

In early 1995, the Company completed patient enrollment in its Phase III clinical study of AURICULIN for the treatment of acute renal (kidney) failure. Upon completion of the statistical analysis of the study, the Company, along with its partner, Genentech, will determine the next appropriate steps based on results of the study. If the Company and Genentech determine that the results of the Phase III study provide sufficiently compelling evidence of AURICULIN's safety and efficacy, the Company will proceed as rapidly as possible to prepare and submit a New Drug Application to the Food and Drug Administration. If the Company determines that a confirmatory study or studies are required, the Company plans to initiate the additional study(s) as soon as is practical. It is also possible that the results of the study will not warrant any further development of AURICULIN. Hence, the outcome of the trial, and resulting steps taken by the Company, will have a significant effect on the Company's future profitability.

Further development of the Company's products will require substantial additional investment to cover, among other things, the costs of clinical trials, the securing of commercial scale manufacturing capability and the marketing and sales expenses associated with product introductions. While market introduction of new products will require considerable expenditures by the Company, revenues generated from such products, assuming they are successfully developed, may not be realized for several years. In the case of AURICULIN, the Company alone is responsible for continued development costs, but marketing and related costs will be shared by Genentech in the United States and Canada. Genentech will also share in any marketing profits from AURICULIN sales in the United States and Canada.

Sales of the SB Products are likely to decrease during the next few years because of increased competition from generic products. The Company hopes to more than offset any such decrease with revenues from its co-promotion of HALDOL[REGISTERED TRADEMARK] Decanoate and the promotion of any additional third-party products. There can be no assurance that such additional products will be available on terms favorable to the Company or at all.

A portion of the Company's revenues will continue to be derived from collaborative research agreements. Future collaborative funding will depend, in part, upon priorities set by the sponsors in relation to the sponsor's other product opportunities and its assessment of the continued benefit of sponsoring a particular program at the Company. Other licenses, as well as agreements to manufacture and supply bulk materials, are also subject to termination by the licensee or contract sponsor under certain circumstances. For the reasons stated above, the operating results of the Company are expected to fluctuate from period to period. Inflation is not expected to have a significant effect upon the business of the Company. In addition, because the Company participates in a highly dynamic industry, the Company's common stock price is subject to significant volatility as a result of developments in the biopharmaceutical industry.


PRO FORMA OPERATING RESULTS

Operating results of the Company reflect the effects of the merger of Scios and Nova from the merger date, September 3, 1992. The following pro forma financial information for 1992 assumes that the merger of Scios and Nova had occurred on the first day of 1992 adjusted to exclude certain non-recurring merger-related expenses.

On a pro forma basis, total revenues for 1992 would have been approximately $56.2 million with SB Product sales of $43.7 million and contract revenues of $12.5 million. Gross margins from product sales, as a percentage of such sales, would have been 32% in 1992. Pro forma research and development expenses would have been $46.8 million and marketing, general and administration expenses $16.6 million in 1992.

Pro forma total costs and expenses for 1992, including cost of goods sold and profit distribution to third parties would have been $97 million with other income of $8.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Combined cash, cash equivalents and securities (both current and non-current) totaled $104.4 million at December 31, 1994, a decrease of $3.8 million from December 31, 1993. The decrease is mainly attributable to the $19.7 million used to fund operations and $3.2 million of spending on property, plant and equipment partially offset by proceeds from the sale of preferred stock to Genentech ($20 million). Working capital decreased from $96.3 million at December 31, 1993 to $38.9 million at December 31, 1994. The decrease resulted principally from a decrease in current available-for-sale securities and a corresponding increase in non-current available-for-sale securities.

To date, the Company's operations and capital requirements have been financed primarily from the proceeds of public and private sales of common stock, research and development partnerships, collaborative agreements with pharmaceutical firms, product sales and investment income. The tax effect of the Company's net operating losses and tax credit carryforwards will provide an additional source of liquidity only to the extent that profitable operations are achieved prior to the expiration of carryforward periods. The utilization of losses generated through the date of the merger will be subject to annual limitations.

OUTLOOK

The Company's cash, cash equivalents and marketable securities of approximately $104.4 million at December 31, 1994, together with revenues from product sales, collaborative agreements and interest income, will be used to fund new and continuing research and development programs, expanded clinical trials for its products under development and other general purposes. The Company believes its cash resources will be sufficient to meet its capital requirements for at least the next two years.

Over the long term, the Company will need to arrange additional financing for the future operation of its business, including the commercialization of its products currently under development, and will consider collaborative arrangements and additional public or private financings, including additional equity financings. There can be no assurances that such additional funding can be obtained on reasonable terms.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     IDENTIFICATION OF DIRECTORS. The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Election of Directors" of the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders.

     IDENTIFICATION OF EXECUTIVE OFFICERS.  See pages 15 and 16 of this Form
10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Executive Compensation" and "Stock Option Grants and Exercises" of the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT

     The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Security Ownership of Management and Principal Stockholders" of the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Certain Relationships and Transactions" of the Company's definitive Proxy Statement for the 1995 Annual Meeting of the Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) FINANCIAL STATEMENTS. See Index to Financial Statements and Financial Statement Schedules at page F-1 of this Form 10-K.

         (2) FINANCIAL STATEMENT SCHEDULES. See Index to Financial Statements and Financial Statement Schedules at page F-1 of this Form 10-K.

         (3)  EXHIBITS.  See Exhibit Index at page 25 of this Form 10-K.

     (b) REPORTS ON FORM 8-K. There were no reports on Form 8-K filed in the last quarter of 1994.

                                  EXHIBIT INDEX
     Exhibit
     Number                                                                 Page
     ------                                                                 ----
     3.1      Certificate of Incorporation . . . . . . . . . . . . . . . . . . .

     3.2      Bylaws . . . . . . . . . . . . . . . . . . . . . . . . . . . . . J
     10.1 Biotechnology Research Partners, Ltd. Agreement of Limited Partnership dated October 29, 1982; Development Contract, Technology License Agreement and Joint Venture Agreement
              between Biotechnology Research Partners, Ltd. and the
              Registrant dated December 29, 1982; Promissory Note dated
              December 29, 1982; and Memorandum of Understanding between
              Battery Park Credit Company and Biotechnology Research
              Partners, Ltd. dated December 28, 1982 . . . . . . . . . . . . . A

     10.2     1983 Incentive Stock Option Plan, as amended, and form of
              Stock Option Agreement, Promissory Note and Pledge
              Agreement. . . . . . . . . . . . . . . . . . . . . . . . . . . . E

     10.3     Common Stock Purchase Agreement dated April 15, 1985 between the Registrant and American Home Products Corporation. . . . . . B

     10.4 Agreement of Purchase and Sale (Real Estate) and Joint Escrow Instructions by and between Charleston Properties and Bio-Shore
              Holdings, Ltd. dated December 30, 1986 . . . . . . . . . . . . . C

     10.5     1986 Supplemental Stock Option Plan, as amended, and form of
              Stock Option Agreement, Promissory Note and Pledge Agreement . . E

     10.6     Rights Exercise Agreement between the Registrant and American
              Home Products Corporation dated February 28, 1986 and Letter of March 26 and May 16, 1986 . . . . . . . . . . . . . . . . . . B

     10.7     Subscription and Shareholders Agreement between the Registrant and Swedish Genetic Investments AB dated October 2, 1987 . . . . D

     10.8     Employment Letter dated November 11, 1987 and Promissory
              Notes dated January 4, 1988, between the Registrant and
              Richard L. Casey . . . . . . . . . . . . . . . . . . . . . . . . D

     10.9     Rights Agreement dated as of June 18, 1990 between the
              Registrant and The First National Bank of Boston . . . . . . . . F

     10.10 Agreements and Plan of Reorganization dated November 26, 1991 between the Registrant and each of Jeffrey S. Flier, Ronald C.
              Kahn, Bruce M. Spiegelman and Joel F. Habener. . . . . . . . . . H

     10.11    1992 Equity Incentive Plan . . . . . . . . . . . . . . . . . . . H

     10.12 Agreement and Plan of Reorganization by and among the Registrant, Nova Pharmaceutical Corporation and DD Acquisition Subsidiary,
              Inc. dated as of May 12, 1992, as amended, July 17, 1992 . . . . J

     10.12    Form of Technology Transfer Agreement between Nova Technology
              Limited Partnership, Nova and Nova Technology Corporation. . . . I

                                                                            Page
                                                                            ----

     10.14    Form of Manufacturing and Marketing Agreement between Nova
              Technology Limited Partnership and Nova. . . . . . . . . . . . . I

     10.15    Amended and Restated Agreement of Limited Partnership of Nova
              Technology Limited Partnership . . . . . . . . . . . . . . . . . I

     10.16    Form of Research Agreement between Nova Technology Limited
              Partnership and Nova . . . . . . . . . . . . . . . . . . . . . . I

     10.17    Form of Guaranty given by Nova to Nova Technology Limited
              Partnership and its limited partners . . . . . . . . . . . . . . I

     10.18    Form of Purchase Option Agreement between each of the limited partners of Nova Technology Limited Partnership and Nova . . . . I

     10.19    Nonemployee Director Stock Option Plan . . . . . . . . . . . . . G

     10.20    Warrant Agreement dated December 1, 1987 between the Registrant and IBJ Schroder Bank & Trust Company. . . . . . . . . . . . . . K

     10.21    Consulting Agreement dated August 1, 1993 between the Registrant and Solomon H. Snyder, MD. . . . . . . . . . . . . . . . . . . . Q

     10.22    Consulting Agreement dated September 3, 1992 between the
              Registrant and Hans Mueller. . . . . . . . . . . . . . . . . . . R

     10.23    Lease dated September 30, 1985, as amended, between McCormick
              Properties, Inc. and the Registrant. . . . . . . . . . . . . . . O

     10.24    Agreement dated March 21, 1986 between Celanese and Nova,
              including option agreement and other exhibits thereto. . . . . . L

     10.25    Purchase Option Agreements dated December 1, 1987 and December
              30, 1987 between Nova and the limited partners of Nova Technology
              Limited Partnership. . . . . . . . . . . . . . . . . . . . . . . K

     10.26    Warrant Agreement dated December 1, 1987 between Nova and Dean
              Witter Reynolds Inc. . . . . . . . . . . . . . . . . . . . . . . K

     10.27    Purchase Agreement dated as of July 29, 1988 between Nova and SKB
              Properties, Ltd. . . . . . . . . . . . . . . . . . . . . . . . . M

     10.28    Stock Purchase Warrant dated July 29, 1988 to purchase Common
              Stock of the Registrant. . . . . . . . . . . . . . . . . . . . . M

     10.29    CNS Psychiatric Products Agreement dated June 30, 1990 between
              SmithKline Beecham Corporation and Nova. . . . . . . . . . . . . N

     10.30 Master Security Agreement, Promissory Note and Negative Covenant Agreement, each dated April 28, 1993, between the Registrant and
              General Electric Capital Corporation . . . . . . . . . . . . . . P

     10.31    Master Lease Agreement dated July 16, 1993 between the Registrant and General Electric Capital Corporation . . . . . . . . . . . . P

     10.32    Collaboration Agreement dated December 30, 1994 between the
              Registrant and Genentech, Inc. . . . . . . . . . . . . . . . . . .

     10.33    Preferred Stock Purchase Agreement dated December 30, 1994 between the Registrant and Genentech, Inc. . . . . . . . . . . . . . . . .

     10.34    Note Agreement dated December 30, 1994 between the Registrant and
              Genentech, Inc.. . . . . . . . . . . . . . . . . . . . . . . . . .

     11.1     Computation of Loss per Share. . . . . . . . . . . . . . . . . . .

     22.1     Subsidiaries of Registrant . . . . . . . . . . . . . . . . . . . .

     24.1     Consent of Coopers & Lybrand . . . . . . . . . . . . . . . . . . .

     25.1     Powers of Attorney.  Reference is made to page 29.

--------------------
A Filed as an exhibit to Form S-1 Registration Statement (File No. 2-86086), as amended, and incorporated herein by reference.

B Filed as an exhibit to Form S-1 Registration Statement (File No. 33-3186), as amended, and incorporated herein by reference.

C Filed as an exhibit to Annual Report on Form 10-K for fiscal year 1986 and incorporated herein by reference.

D Filed as an exhibit to Annual Report on Form 10-K for fiscal year 1987 and incorporated herein by reference.

E Filed as an exhibit to Annual Report on Form 10-K for fiscal year 1988 and incorporated herein by reference.

F Filed as an exhibit to Form 8-K filed on June 19, 1990 and Form 8-A Registration Statement filed on June 20, 1990 and incorporated herein by reference.

G Filed as an exhibit to Form S-8 Registration Statement (File No. 33-39878) filed on April 8, 1991 and incorporated herein by reference.

H Filed as an exhibit to Annual Report on Form 10-K for fiscal year 1991 and incorporated herein by reference.

I Filed as an exhibit to Form S-1 Registration Statement (File No. 33-14937) filed on behalf of Nova Technology Limited Partnership and incorporated herein by reference.

J Filed as an exhibit to Form S-4 Registration Statement (File No. 33-49846) filed on July 22, 1992 and incorporated herein by reference.

K Filed as an exhibit to Form S-3 Registration Statement of Nova (File No. 33-14938) and incorporated herein by reference.

L Filed as an exhibit to Nova's Annual Report on Form 10-K for fiscal year 1985 and incorporated herein by reference.

M Filed as an exhibit to Nova's Report on Form 8-K dated July 29, 1988 and incorporated herein by reference.

N Filed as an exhibit to Nova's Annual Report on Form 10-K for fiscal year 1990 and incorporated herein by reference.

O Filed as an exhibit to Nova's Annual Report on Form 10-K for fiscal year 1986 and incorporated herein by reference.

P Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference.

Q Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

R Filed as an exhibit to Annual Report on Form 10-K for fiscal year 1992 and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SCIOS NOVA INC.


Date:  March 24, 1995                  By  /s/ Richard L. Casey
                                           ------------------------------------
                                           Richard L. Casey
                                           Chairman of the Board, President and
                                           Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard L. Casey his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                           TITLE                         DATE
    ---------                           -----                         ----

/s/ Richard L. Casey      Chairman of the Board, President and    March 24, 1995
---------------------
Richard L. Casey          Chief Executive Officer
                          (Principal Executive Officer)

/s/ W. Virginia Walker    Vice President of Finance and           March 24, 1995
---------------------
W. Virginia Walker        Administration and Chief Financial
                          Officer (Principal Financial and
                          Accounting Officer)

/s/ Myron Du Bain         Director                                March 24, 1995
---------------------
Myron Du Bain

/s/ Steven D. Goldby      Director                                March 24, 1995
---------------------
Steven D. Goldby

/s/ William F. Miller     Director                                March 24, 1995
---------------------
William F. Miller

/s/ Donald E. O'Neill     Director                                March 24, 1995
---------------------
Donald E. O'Neill

/s/ Robert W. Schrier     Director                                March 24, 1995
---------------------
Robert W. Schrier

/s/ Solomon H. Snyder     Director                                March 24, 1995
---------------------
Solomon H. Snyder

/s/ Eugene L. Step        Director                                March 24, 1995
---------------------
Eugene L. Step

                       FINANCIAL STATEMENTS AND SCHEDULES
                                                                            Page
                                                                            ----

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . F-2

Consolidated Balance Sheets at December 31, 1994 and
 December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3

Consolidated Statements of Operations for the years ended
 December 31, 1994, 1993 and 1992. . . . . . . . . . . . . . . . . . . . . . F-4

Consolidated Statements of Cash Flows for the years ended
 December 31, 1994, 1993 and 1992. . . . . . . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Stockholders' Equity for the
 years ended December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . F-7

Financial Statement Schedules
 (Omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.)

                        REPORT OF INDEPENDENT ACCOUNTANTS

--------------------------------------------------------------------------------

To the Board of Directors and Stockholders of Scios Nova Inc.:

We have audited the accompanying consolidated balance sheets of Scios Nova Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scios Nova Inc. and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



/s/ Coopers & Lybrand L.L.P.
----------------------------


Coopers & Lybrand L.L.P.

San Jose, California
February 1, 1995

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------



DECEMBER 31,                                                1994          1993
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents                            $  29,674     $  13,587
  Available-for-sale securities                           22,441        90,312
  Accounts receivable                                      3,529         2,614
  Other receivables                                           70         1,681
  Prepaid expenses                                         1,147         1,200
--------------------------------------------------------------------------------
    Total current assets                                  56,861       109,394
Available-for-sale securities, non-current                52,324         4,372
Property and equipment, net                               35,118        36,879
Other assets                                               1,793           633
--------------------------------------------------------------------------------
    Total Assets                                       $ 146,096     $ 151,278
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $   3,301     $   2,168
  Other accrued liabilities                               11,557         9,637
  Deferred contract revenue                                2,444           617
  Current portion of long-term debt                          617           638
--------------------------------------------------------------------------------
    Total current liabilities                             17,919        13,060
Minority interests                                            --           596
Long-term debt                                             1,739         2,323
Commitments (Notes 9 and 10)
Stockholders' equity:
  Preferred stock; $.001 par value; 20,000,000 shares
    authorized; 21,053 issued and outstanding                 --            --
  Common stock; $.001 par value; 150,000,000 shares
    authorized; issued and outstanding: 35,283,200 and
    35,109,937, respectively                                  35            35
  Additional paid-in capital                             391,745       370,468
  Notes receivable                                           (27)         (159)
  Unrealized losses on securities                         (2,309)           --
  Accumulated deficit                                   (263,006)     (235,045)
--------------------------------------------------------------------------------
  Total stockholders' equity                             126,438       135,299
--------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity           $ 146,096       151,278
--------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31,                      1994           1993           1992
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)
Revenues:
  Product sales                          $ 42,792       $ 43,585       $ 17,344
  Co-promotion commissions                  3,770            500             --
  Research & development contracts          7,105          3,483          7,741
--------------------------------------------------------------------------------
                                           53,667         47,568         25,085
--------------------------------------------------------------------------------
Costs and expenses:
  Cost of goods sold                       26,541         28,782         11,713
  Research and development                 34,491         39,490         29,945
  Marketing, general and administration    15,681         18,190         12,191
  Profit distribution to third parties      5,173          4,343          1,495
  Restructuring charges                     3,500             --             --
  Write-off of purchased technology            --             --        108,444
--------------------------------------------------------------------------------
                                           85,386         90,805        163,788
--------------------------------------------------------------------------------
Loss from operations                      (31,719)       (43,237)      (138,703)
Other income:
  Investment income                         4,386          6,592          6,846
  Other income (expense), net                (341)          (294)           492
--------------------------------------------------------------------------------
                                            4,045          6,298          7,338
Equity in net loss of affiliates             (883)           (15)          (581)
Minority interests                            596            375             --
--------------------------------------------------------------------------------
  Net loss                               $(27,961)      $(36,579)     $(131,946)
--------------------------------------------------------------------------------
  Net loss per common share              $  (0.79)      $  (1.05)      $  (5.76)
--------------------------------------------------------------------------------
  Weighted average number of
    common shares outstanding           35,219,442    34,768,195     22,915,336
--------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31,                      1994           1993           1992
--------------------------------------------------------------------------------
(IN THOUSANDS)
Cash flows from operating activities:
  Net Loss                               $ (27,961)     $ (36,579)    $(131,946)
  Adjustments to reconcile net income to
    net cash provided (used) by operating
      activities:
    Depreciation and amortization            4,693          4,588        3,440
    Write-off of purchased technology           --             --      108,444
    Other                                    1,898          1,219        1,301
    Change in assets and liabilities,
      net of
      Nova acquisition:
      Accounts receivable                     (915)         2,211       (2,226)
      Accounts payable                       1,133            321       (2,577)
      Other accrued liabilities              2,498           (513)      (1,236)
      Other                                   (997)           149        1,552
--------------------------------------------------------------------------------
        Net cash used by operating
          activities                       (19,651)       (28,604)     (23,248)
--------------------------------------------------------------------------------
Cash flows from investing activities:
  Payments for property and equipment, net  (3,179)        (2,269)      (4,773)
  Acquisition of Nova Pharmaceutical
    Corporation and Nova Technology
      Limited Partnership,
        net of cash received                    --             --       (3,435)
  Sales of marketable securities           454,147        266,226       95,798
  Purchases of marketable securities      (435,036)      (229,325)     (90,056)
--------------------------------------------------------------------------------
       Net cash provided (used) by
         investment activities              15,932         34,632       (2,466)
Cash flows from financing activities:
  Proceeds from issuance of preferred
    stock                                   20,000             --           --
  Proceeds from exercise of common stock
    warrants                                    --             --        7,950
  Issuance of common stock and collection
    of notes receivable from stockholders,
    net                                        411          2,032          785
  Issuance of common stock for technology
    acquisition                                 --             --          712
  Issuance of long-term debt                    --          2,801           --
  Payments of long-term debt                  (605)          (349)     (10,483)
--------------------------------------------------------------------------------
    Net cash provided (used) by financing
      activities                            19,806          4,484       (1,036)
-------------------------------------------------------------------------------
  Net increase (decrease) in cash and
    cash equivalents                        16,087         10,512      (26,750)
  Cash and cash equivalents at beginning
    of period                               13,587          3,075       29,825
--------------------------------------------------------------------------------
  Cash and cash equivalents at end of
    period                               $  29,674      $  13,587    $   3,075
--------------------------------------------------------------------------------
Supplemental cash flow data:
  Net unrealized securities losses       $  (2,309)            --           --

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                                                                      Notes
                                 Common Stock          Additional     Preferred    Receivable    Unrealized
                           -----------------------       Paid-In        Stock         from       Losses on    Accumulated
                             Shares      Par Value       Capital      Par Value   Stockholders   Securities     Deficit      Total
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)
Balances at
December 31, 1991          18,322,847        $183       $222,429         $--        $  --         $   --      $ (66,520)  $ 156,092
Issued in acquisitions     14,863,238         149        135,380                                                            135,529
Warrants exercised          1,232,188          12          7,939                                                              7,951
Options exercised             125,158           1            869                      (85)                                      785
Other                          74,681           1            732                                                                733
Change in par value                          (311)           311                                                                 --
Net loss                                                                                                       (131,946)   (131,946)
------------------------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 1992        34,618,112        $ 35       $367,660         $--        $ (85)        $   --      $(198,466)  $(169,144)
Options exercised             409,255                      2,106                      (74)                                    2,032
Incentive plan awards          61,357                        449                                                                449
Other                          21,213                        253                                                                253
Net loss                                                                                                        (36,579)    (36,579)
------------------------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 1993        35,109,937        $ 35       $370,468         $--        $(159)        $   --      $(235,045)  $ 135,299
Issued to
  Genentech, Inc.                                         20,000                                                             20,000
Options exercised              71,702                        375                      132                                       507
Incentive plan awards          65,349                        578                                                                578
Other                          36,212                        324                                                                324
Unrealized losses on
  available-for-sale
  securities                                                                                      (2,309)                    (2,309)
Net loss                                                                                                        (27,961)    (27,961)
------------------------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 1994        35,283,200        $ 35       $391,745         $--        $ (27)       $(2,309)     $(263,006)  $ 126,438
------------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1. Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Scios Nova Inc. ("the Company") and its wholly-owned and majority-owned subsidiaries. Other affiliates, more than 20% but less than 50% owned, are accounted for on the equity basis. Intercompany transactions and balances are eliminated on consolidation.

CASH EQUIVALENTS The Company considers all highly liquid investments with original maturities of less than ninety days to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

AVAILABLE-FOR-SALE SECURITIES Beginning January 1, 1994, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All marketable securities at December 31, 1994 were deemed by management to be available for sale and are stated at fair value with net unrealized gains or losses reported in stockholders' equity. Adoption of Statement No. 115 did not have a material effect on the Company's Consolidated Financial Statements. Available-for-sale securities consist of short- and medium-term interest-bearing corporate securities and U.S. Treasury Notes.

At December 31, 1993, the Company followed Financial Accounting Standards No. 12, "Accounting for Certain Marketable Securities." At December 31, 1993, all marketable securities were stated at cost, which approximated market value. Premiums and discounts were amortized over the period from acquisition to maturity.

CONCENTRATION OF CREDIT RISK The Company's excess cash is invested in a diversified portfolio of securities consisting of U.S. Treasury Notes, deposits with major banks and financial institutions, and in investment-grade interest-bearing corporate securities issued by companies in a variety of industries.

DEPRECIATION AND AMORTIZATION Buildings and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (3 to 7 years for equipment and 5 to 40 years for buildings). Leasehold improvements are amortized on a straight-line basis over the shorter of the asset life or fixed lease term.

PRODUCT SALES Revenue from sales of certain psychiatric products (the "SB Products") under license from SmithKline Beecham Corporation (see Note 3) is recognized in the period in which the products are shipped. Provision is made for estimated returns and allowances, cash discounts and rebates attributable to Medicaid programs.

CO-PROMOTION COMMISSIONS Revenue from co-promotion commissions (see Note 3) is recognized based on estimated sales levels of McNeil Pharmaceutical's psychiatric product HALDOL [REGISTERED TRADEMARK] Decanoate for the contract year.

CONTRACT REVENUES Research and development contract revenues from cost-reimbursement agreements are recorded as the related expenses are incurred, up to contractual limits. Payments received which are related to future performance are deferred and recorded as revenues as they are earned over specified future performance periods. Research and development payments for which no services are required to be performed in the future and license payments irrevocably received are recognized as revenues upon receipt. Research and development expenses in 1994, 1993 and 1992 include approximately $2.9 million, $3.1 million and $5.5 million, respectively, incurred in connection with programs subject to cost reimbursement, collaborative or other performance agreements.

PER SHARE DATA Loss per share is based on the weighted average number of common shares outstanding for all periods. Stock options, warrants and preferred stock are antidilutive and therefore excluded from the calculation.

2. Merger with Nova Group

A. NOVA PHARMACEUTICAL CORPORATION On September 3, 1992 ("date of merger"), Nova Pharmaceutical Corporation ("Nova") was merged into Scios Inc. ("Scios") and the combined company was renamed Scios Nova Inc. The acquisition was accounted for under the purchase method of accounting. The results of operations of Nova are included with the Company's results of operations with effect from the date of merger.

The Company issued common stock and stock options valued at $114.5 million, assumed liabilities of $22.9 million and incurred $3.6 million in additional costs related to the merger. Total consideration as allocated to the assets acquired was as follows:

  (IN THOUSANDS)
  Current assets                                                       $  3,995
  Marketable securities                                                  40,472
  Property and equipment                                                  8,026
  Other assets                                                            1,022
  In-process technology                                                  87,465
--------------------------------------------------------------------------------
                                                                       $140,980
--------------------------------------------------------------------------------

The portion of the purchase price allocated to in-process technology was charged as an operating expense in 1992.

B. NOVA TECHNOLOGY LIMITED PARTNERSHIP In December 1992, the Company exercised its option to acquire all limited partner interests in Nova Technology Limited Partnership ("NTLP") for $20.4 million and transaction costs of approximately $0.1 million. The Company also issued contingent payment rights to all limited partners of the partnership, pursuant to which the Company is obligated until January 15, 2008 to pay royalties on the sale or license of certain products that were under development by the partnership.

The total expense of $20.5 million was allocated entirely to in-process technologies and charged as an operating expense in 1992.

C. CASH FLOWS The merger of Scios and Nova and the acquisition of NTLP included certain non-cash investing and financing activities as follows (in thousands of dollars):

  Common stock and stock options issued                              $ 134,817
  Liabilities assumed                                                   22,902
  Assets acquired                                                      (53,192)
  In-process technology                                               (107,962)
  Cash paid                                                              3,435

D. UNAUDITED PRO FORMA INFORMATION The following unaudited pro forma condensed statement of operations information has been prepared to give effect to the merger as if such transaction had occurred at the beginning of the period presented. The historical results of operations have been adjusted to reflect the elimination of nonrecurring and merger-related expenses. The information presented is not necessarily indicative of the results of future operations of the merged companies.

YEAR ENDED DECEMBER 31, (UNAUDITED)                                       1992
--------------------------------------------------------------------------------
(IN MILLIONS, EXCEPT SHARE DATA)
  Revenues                                                               $ 56.1
  Net loss                                                               $(33.9)
  Pro forma loss per share                                               $(1.07)

3. Joint Business Arrangements

A. AGREEMENT WITH SMITHKLINE BEECHAM Under the terms of an agreement with SmithKline Beecham Corporation ("SB"), the Company has the exclusive U.S. rights to market the SB Products. SB is fully responsible for ancillary matters relating to sales of the SB Products (including various administrative tasks), for the maintenance in good standing of all New Drug Applications with respect to the SB Products and for the maintenance of product liability insurance. The Company pays SB 40% of net profits, as defined in the agreement, from U.S. sales of the SB Products.

B. AGREEMENT WITH MCNEIL PHARMACEUTICAL In July 1993, the Company entered into a five-year agreement with McNeil Pharmaceutical ("McNeil"), an affiliate of Johnson & Johnson, to jointly promote the injectable antipsychotic HALDOL [REGISTERED TRADEMARK] Decanoate. Under the agreement, the Company receives payments based on achieving specified levels of sales. McNeil manufactures and distributes the product. The agreement may be extended up to an additional three years upon the attainment of revenue goals.

C. AGREEMENT WITH GENENTECH, INC. In December 1994, the Company entered into a collaboration agreement with Genentech, Inc. ("Genentech") for the development and commercialization of AURICULIN [REGISTERED TRADEMARK] anaritide for the treatment of acute renal failure. The two companies will co-promote AURICULIN for this indication in the United States and Canada, and share equally profits from its commercialization. Genentech received exclusive marketing rights to markets outside North America in return for a royalty on sales. Concurrent with the collaboration agreement, Genentech purchased $20 million of Scios Nova preferred stock, convertible into approximately 2.1 million shares of common stock and provided a $30 million loan to the Company in the form of a letter of credit (see Note 9). The loan can be drawn down through the year 2002. Genentech has also agreed to pay the Company up to $50 million in milestone payments upon the achievement of key development events and commercial targets.

D. AGREEMENT WITH KAKEN PHARMACEUTICAL CO., LTD. In September 1994, the Company entered into a series of agreements with Kaken Pharmaceutical Co., Ltd. ("Kaken") to expand a previous agreement signed in 1988 for FIBLAST [REGISTERED] TRADEMARK] bFGF ("FIBLAST"). Under the new agreements, the Company will collaborate with Kaken to further develop the FIBLAST manufacturing process, supply

FIBLAST product to Kaken and provide Kaken a license to the Company's FIBLAST manufacturing technology. In return, Kaken will make milestone payments to the Company which are contingent on Kaken's continuing development of the product.

4. Affiliates

In June 1994, Guilford Pharmaceuticals Inc. ("Guilford"), a fully consolidated subsidiary of the Company, completed an initial public offering which resulted in the Company's ownership declining from 62% to 29%. As a result, the equity method of accounting was adopted by the Company. Prior to the date of the public offering, the financial results of Guilford were fully consolidated with those of the Company.

5. Available-For-Sale Securities

Unrealized gains and losses on available-for-sale securities at December 31, 1994 by classification were as follows:

                                                Unrealized  Unrealized
                     Fair Value     Cost Basis    Gains       Losses      Net
--------------------------------------------------------------------------------
(IN THOUSANDS)
Debt securities:
U.S. Government &
  Government Agency
  Securities          $37,872        $39,732       $--      $(1,860)    $(1,860)
Corporate Bonds        36,893         37,342         7         (456)       (449)
--------------------------------------------------------------------------------
Total                 $74,765        $77,074       $ 7      $(2,316)    $(2,309)
--------------------------------------------------------------------------------

At December 31, 1994, scheduled maturities for available-for-sale securities were less than one year for $22,441,000 and between one and five years for $52,324,000.

The Company realized gains of $43,879 and losses of $225,717 on the disposal of available-for-sale securities during 1994.

6. Property and Equipment

DECEMBER 31,                                                1994           1993
--------------------------------------------------------------------------------
(IN THOUSANDS)
Laboratory equipment                                    $ 12,012       $ 12,409
Computer and related equipment                             4,138          4,170
Furniture and other                                        2,782          2,811
Buildings and building improvements                       41,371         39,401
--------------------------------------------------------------------------------
                                                          60,303         58,791
Accumulated depreciation and
  amortization                                           (26,532)       (23,007)
                                                          33,771         35,784
Construction in progress                                   1,347          1,095
--------------------------------------------------------------------------------
                                                        $ 35,118       $ 36,879
--------------------------------------------------------------------------------

7. Other Assets

DECEMBER 31,                                                1994           1993
--------------------------------------------------------------------------------
(IN THOUSANDS)
Deposits                                                  $  127           $ 23
Other assets                                                 268              9
Employee notes receivable                                  1,360            563
Acquired technology                                           38             38
--------------------------------------------------------------------------------
                                                          $1,793           $633
--------------------------------------------------------------------------------

8. Other Accrued Liabilities

Other accrued liabilities at December 31, 1994 and 1993 comprised the following:

                                                            1994           1993
--------------------------------------------------------------------------------
(IN THOUSANDS)
Accrued Medicaid rebates                                 $ 2,387         $2,428
Accrued payroll                                            2,640          2,708
Profit distribution to third parties                       1,645          1,361
Costs related to Nova acquisition                            207            940
Restructure reserve                                        2,290             --
Other                                                      2,388          2,200
--------------------------------------------------------------------------------
                                                         $11,557         $9,637
--------------------------------------------------------------------------------

In September 1994, the Company recorded a charge of $3.5 million associated with the closure of its research and development facility in Baltimore, Maryland and the transfer of certain research and development operations to the Company's Mountain View, California headquarters. Of the total restructuring charge, severance and related costs accounted for 34%, asset write-downs 49%, facility carrying costs 7% and chemical disposal and other expenses 10%.

As of December 31, 1994, actual cash expenditures incurred as a result of the restructuring plan were approximately $1.2 million. The remaining $2.3 million provision consists of $0.5 million of additional cash expenses and $1.8 million of non-cash write-downs. It is anticipated that the remaining costs will be incurred by year-end 1995. In early 1995, the Company terminated its lease on the Baltimore research and development facility by exercising its option to purchase the building for approximately $3 million. The Company has recorded a charge of $1.25 million for the impairment of leasehold improvements in the Baltimore facility.

                                                            1994           1994
                                            Provision     Activity       Balance
--------------------------------------------------------------------------------
(IN THOUSANDS)
Severance and relocation                       $1,178       $1,028        $  150
Asset write-downs                               1,701          (87)        1,788
Facility carrying costs                           250           50           200
Chemical disposal and other                       371          219           152
--------------------------------------------------------------------------------
                                               $3,500       $1,210        $2,290
--------------------------------------------------------------------------------

9. Lease and Debt Commitments

A. OPERATING LEASES The Company leases facilities under various operating leases in California and the land on which the Company's California facilities are located. The long-term ground lease expires in 2053. Beginning in July 2010, a portion of the annual ground rent is subject to renegotiation.

Future minimum payments under these leases are as follows:

                                                                Operating Leases
--------------------------------------------------------------------------------
(IN THOUSANDS)
1995                                                                       $171
1996                                                                        181
1997                                                                        181
1998                                                                        178
1999                                                                        186
--------------------------------------------------------------------------------
                                                                           $897
--------------------------------------------------------------------------------

Rent expense for all operating leases was approximately $565,000, $601,000 and $565,000 in 1994, 1993 and 1992, respectively.

B. CAPITAL LEASES and Long-term Debt At December 31, 1994, long-term debt and capital lease commitments were:

                                                       Capital Leases      Debt
--------------------------------------------------------------------------------
(IN THOUSANDS)
1995                                                       $135           $ 680
1996                                                        128             680
1997                                                          9             778
1998                                                         --             375
1999                                                         --              --
--------------------------------------------------------------------------------
                                                            272           2,513
Less future interest                                        (30)           (399)
--------------------------------------------------------------------------------
                                                           $242          $2,114
--------------------------------------------------------------------------------

Long-term debt consists of two five-year notes, secured by equipment, at interest rates of 9.5% and 9.8%. Under the terms of the notes, the Company is required to maintain a minimum cash and marketable securities balance of $35 million.

C. GENENTECH LOAN COMMITMENT As part of the AURICULIN agreement with Genentech, Genentech has provided a $30 million loan to the Company in the form of a letter of credit. The loan can be drawn down through the year 2002, bearing interest at the prime rate. The loan is repayable in cash or Scios Nova common stock, at the prevailing market price, at the Company's option at any time through December 31, 2002.

10. Research Commitments

The Company's commitments for research sponsorship payments to collaborators and institutions during 1995, 1996 and 1997 aggregate approximately $259,000.

In 1988, the Company purchased the interests of Biotechnology Research Partners, a limited partnership ("BRP") in a joint venture and made a down payment of $575,000. The balance of the purchase price is to be paid in quarterly installments in accordance with the following formula: (i) until the minority partners have received payments of approximately $22.8 million, the Company will pay approximately 37% of the royalty income from third-party licenses and approximately 3.7% of the Company's gross sales of Partnership products; (ii) thereafter, until the minority partners have received aggregate payments of approximately $34.1 million, the Company will pay approximately 31% of the royalty income and approximately 3.1% of the Company's gross sales of Partnership products; and (iii) thereafter, until the earlier of 20 years from the date of exercise of the option or the time all patents relating to the Partnership's technology expire and all information relating to that technology becomes part of the public domain, the Company will pay to the minority partners approximately 20.5% of the royalty income and approximately 2% of the Company's gross sales of Partnership products.

11. Stockholders' Equity

As part of the merger, the outstanding Nova warrants were converted into warrants to purchase approximately 4,645,000 shares of Scios Nova common stock. At December 31, 1994, warrants were outstanding to purchase approximately 2,662,000 shares at prices ranging from $8.84 to $55.13 per share and are generally exercisable through June 1998.

The Company's preferred stock may be issued in series that have such rights as may be designated by the Board of Directors from time to time. There were 21,053 shares of Series A preferred stock issued and outstanding at December
31, 1994. These non-voting shares, which are convertible at the option of the holder into 2,105,300 shares of common stock, were issued to Genentech in connection with the AURICULIN collaboration agreement. They have rights to dividends if a dividend is paid on the common stock and preference upon a merger or liquidation of the Company equal to the $950.00 per share purchase price. There was no preferred stock issued and outstanding in the years ended 1993 and 1992.

The Company has a Common Share Purchase Rights Plan under which stockholders have a right to purchase for each share held, one share of the Company's common stock at a 50% discount and, in certain circumstances, a share of common stock of an acquirer at a similar discount. The rights become exercisable, at $55.00 per right, in the event of an acquisition or tender offer which results in the acquisition of 20% or more of the Company's common stock. The rights may be redeemed, in certain circumstances, at $0.01 per right and expire on July
31, 2000.

12. Employee Benefits and Stock Option Plans


The Company has a qualified profit sharing plan and trust under Internal Revenue Service Code sections 401(a) and 401(k). Employees are eligible to participate in the plan at the beginning of each calendar quarter during the year and can elect to contribute to the plan up to 15% of their salary subject to current statutory limits. In 1994, the Company matched employee contributions at a rate of 100% to a maximum of $3,000 per employee for the calendar year. The Company contribution vests over a three-year period. Company contributions to the plan totaled approximately $794,000 in 1994, $845,000 in 1993 and $234,000 in 1992.

Under the Company's stock option plans, the following shares of common stock are authorized and available for grant as of December 31, 1994:

                                                Shares
                  Shares         Options      Available
Plan Title      Authorized     Outstanding    For Grant          Option Price
--------------------------------------------------------------------------------
1983/86          2,200,000       1,275,689       41,912    Not less than 85% FMV
1989               170,000          43,000            0        Fair Market Value
1992             3,500,000       2,364,406      817,357    Not less than 85% FMV
NQ                 443,161          11,740            0    Not less than 85% FMV

Additional information with respect to the activity of outstanding options is summarized in the following table.

                                      Number of                     Aggregate
Common Stock                            Shares       Option Price     Price
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)
Balances at December 31, 1991         1,683,235      $5.00-$19.62   $ 16,896
  Granted:
    In connection with Nova merger      639,824      $0.64-$20.54      3,304
  Other                               2,794,908      $2.56-$21.62     24,915
  Exercised                            (125,158)     $5.12-$14.00       (870)
  Canceled                             (816,665)     $5.50-$21.62    (13,153)
--------------------------------------------------------------------------------
Balances at December 31, 1992         4,176,144      $0.64-$21.13     31,092
  Granted                               317,269      $0.01-$ 6.88      2,035
  Exercised                            (409,255)     $0.01-$ 9.13     (2,106)
  Canceled                             (163,727)     $5.63-$21.13     (1,301)
--------------------------------------------------------------------------------
Balances at December 31, 1993         3,920,431      $0.16-$21.13     29,720
  Granted                               303,149      $6.63-$ 9.00      2,597
  Exercised                             (71,702)     $2.56-$ 9.13       (408)
  Canceled                             (457,043)     $2.56-$18.46     (3,650)
--------------------------------------------------------------------------------
Balances at December 31, 1994         3,694,835      $0.16-$21.13   $ 28,259
--------------------------------------------------------------------------------

At December 31, 1994, options to purchase 2,437,370 shares were fully vested.

13. Significant Customers

In 1994, 1993 and 1992, no customers contributed more than 10% of total revenues.

In 1994, of the $3.5 million in accounts receivable, $1.5 million was a receivable from SB for prior period sales of the SB Products and $1.3 million was a receivable from McNeil based on realizing specific sales levels.

14. Income Taxes

Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of January 1, 1993, no cumulative effect adjustment was required for the adoption of SFAS 109, as the resulting net deferred tax asset was fully reserved by a valuation allowance.

The Company has federal and state income tax net operating loss ("NOL") carryforwards at December 31, 1994 for tax purposes available as follows:

     Federal                                            $206,000,000
     State                                                47,000,000

These federal and state carryforwards expire in the years 1997 through 2008, and 1997 through 1999, respectively.

Due to a change in the ownership of the Company, as defined, approximately $120,000,000 of the federal NOL carryover is subject to an annual utilization limitation of $15,700,000, and approximately $22,700,000 of the state NOL carryover is subject to an annual utilization limitation of $9,300,000. Should another change in ownership occur, future utilization of the Company's NOL carryforwards may be subject to additional limitations.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

YEAR ENDED DECEMBER 31,                                     1994      1993
--------------------------------------------------------------------------------
(IN THOUSANDS)
Depreciable and amortizable assets,
  primarily technology                                  $  6,000    $  5,900
Other accrued liabilities                                  3,100       2,500
State (net of federal benefit)                             3,800       4,000
Net operating loss carryforward                           70,000      57,800
Research credit                                            7,500       6,000
Valuation allowance                                      (90,400)    (76,200)
--------------------------------------------------------------------------------
Net deferred tax asset                                  $     --    $     --
--------------------------------------------------------------------------------

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.