Form 10-Q
period 1995-03-31
SCIOS NOVA INC
filed 1995-05-01
CIK 726512

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                               Commission File Number:  0-11749

                                   SCIOS NOVA INC.
     ----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          DELAWARE                                        95-3701481
     ----------------------------------------------------------------------
     (State or Other Jurisdiction of                  (IRS Employer
     Incorporation or Organization)                   Identification No.)


     2450 BAYSHORE PARKWAY, MOUNTAIN VIEW, CALIFORNIA              94043
     ----------------------------------------------------------------------
     (Address of Principal Executive Offices)                   (Zip Code)

     Registrant's Telephone Number, Including Area Code:           415-966-1550



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No
    -------    -------

The number of shares outstanding of Registrant's Common Stock, $.001 par value, on March 31, 1995 was 35,496,030.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 SCIOS NOVA INC.
                                AND SUBSIDIARIES


PART I.                       FINANCIAL INFORMATION


Item 1.   Financial Statements

                                 SCIOS NOVA INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                     ASSETS


                                                          March 31,         December 31,
                                                            1995               1994
                                                         -----------        -----------
                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                                  $8,062            $29,674
  Available-for-sale securities                              26,825             22,441
  Accounts receivable                                         3,262              3,529
  Other receivables                                             136                 70
  Prepaid expenses                                            1,092              1,147
                                                         -----------        -----------
    Total current assets                                     39,377             56,861

Available-for-sale securities, non-current                   59,154             52,324
Investment in affiliates                                      2,806               --
Property and equipment, net                                  36,935             35,118
Other assets                                                  1,713              1,793

                                                         -----------        -----------
TOTAL ASSETS                                               $139,985           $146,096
                                                         -----------        -----------
                                                         -----------        -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $1,369             $3,301
  Other accrued liabilities                                   7,790             11,557
  Deferred contract revenue                                   2,267              2,444
  Current portion of long-term debt                             629                617
                                                         -----------        -----------
    Total current liabilities                                12,055             17,919

Long-term debt                                                1,578              1,739

Stockholders' equity:
  Preferred stock; $.001 par value; 20,000,000
    shares authorized; issued and outstanding:
    20,553 and 21,053, respectively                            --                 --
  Common stock; $.001 par value; 150,000,000
    shares authorized; issued and outstanding:
    35,496,030 and 35,283,200, respectively                      35                 35
  Additional paid-in capital                                396,593            391,745
  Notes receivable                                              (27)               (27)
  Unrealized losses on securities                              (616)            (2,309)
  Accumulated deficit                                      (269,633)          (263,006)
                                                         -----------        -----------
    Total stockholders' equity                              126,352            126,438

                                                         -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $139,985           $146,096
                                                         -----------        -----------
                                                         -----------        -----------



                 See notes to consolidated financial statements.

                                 SCIOS NOVA INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                        (In thousands, except share data)


                                                        Three months ended
                                                             March 31,
                                                       1995             1994
                                                   ------------     ------------
                                                            (Unaudited)
Revenues:
  Product sales                                        $11,885          $12,158
  Co-promotion commissions                                 708              643
  Research & development contracts                       1,087            1,909
                                                   ------------     ------------
                                                        13,680           14,710
                                                   ------------     ------------

Costs and expenses:
  Cost of goods sold                                     7,521            7,692
  Research and development                               6,964            8,668
  Marketing, general and administration                  4,577            3,608
  Profit distribution to third parties                   1,288            1,469
                                                   ------------     ------------
                                                        20,350           21,437
                                                   ------------     ------------

Loss from operations                                    (6,670)          (6,727)

Other income:
  Investment income                                      1,421            1,336
  Realized losses on securities                           (453)             (24)
  Other income (expense), net                               53               (2)
                                                   ------------     ------------
                                                         1,021            1,310

Equity in net loss of affiliates                          (978)             --
Minority interests                                         --               132
                                                   ------------     ------------
  Net loss                                             ($6,627)         ($5,285)
                                                   ------------     ------------
                                                   ------------     ------------

  Net loss per common share                             ($0.19)          ($0.15)
                                                   ------------     ------------
                                                   ------------     ------------

  Weighted average number of
    common shares outstanding                       35,349,500       35,140,454
                                                   ------------     ------------
                                                   ------------     ------------



                 See notes to consolidated financial statements.

                                 SCIOS NOVA INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                 Three months ended
                                                                      March 31,
                                                                 1995          1994
                                                                 ----          ----
                                                                     (Unaudited)
Cash flows from operating activities:
  Net loss                                                     $(6,627)      $(5,285)
  Adjustments to reconcile net income to net
  cash used by operating activities:
    Depreciation and amortization                                  871         1,156
    Retirement of capital equipment                                 13           --
    Deferred contract revenue                                     (177)         (117)
    Equity in net loss of affiliates                               978           --
    Minority interests                                             --            374
    Change in assets and liabilities:
      Accounts receivable                                          267          (199)
      Other receivables                                            (66)          666
      Prepaid expenses                                              55          (334)
      Other assets                                                  80            19
      Accounts payable                                          (1,932)       (1,349)
      Other accrued liabilities                                 (1,969)          241
                                                               --------      --------
        Net cash used by operating activities                   (8,507)       (4,828)
                                                               --------      --------

Cash flows from investing activities:
  Warrant exercise                                                (166)          --
  Payments for property and equipment, net                      (3,614)       (1,035)
  Sales of marketable securities                                41,870        54,700
  Purchases of marketable securities                           (51,391)      (56,806)
                                                               --------      --------
        Net cash used by investment activities                 (13,301)       (3,141)
                                                               --------      --------

Cash flows from financing activities:
  Issuance of common stock and collection
  of notes receivable from stockholders, net                       357            40
  Debt repayments                                                 (161)         (172)
                                                               --------      --------
        Net cash provided (used) by financing activities           196          (132)
                                                               --------      --------

Net decrease in cash and cash equivalents                      (21,612)       (8,101)
Cash and cash equivalents at beginning of period                29,674        13,587
                                                               --------      --------
Cash and cash equivalents at end of period                     $ 8,062       $ 5,486
                                                               --------      --------

Supplemental cashflow data:
  Net unrealized securities gains (losses)                     $ 1,692       $  (684)
  Increase in investment in affiliates                         $ 3,618           --



                 See notes to consolidated financial statements.

                                 SCIOS NOVA INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.   Basis of Presentation and Accounting Policies

          The unaudited consolidated financial statements of Scios Nova Inc. ("Scios Nova" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at March 31, 1995 and the Company's results of operations for the three-month periods ended
     March 31, 1995 and 1994. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

          These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1994.

          The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

          The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". All marketable securities at March 31, 1995 were deemed by management to be available for sale and therefore are reported at fair value with net unrealized gains or losses reported in stockholders' equity.

2. The Company's ownership in Guilford Pharmaceuticals Inc. ("Guilford") declined from 62% to 29% as a result of Guilford's initial public offering in 1994. Consequently, the Company adopted the equity method of accounting for its investment in Guilford. During the first quarter of 1995, in accordance with Staff Accounting Bulletin 5:H, the Company recorded an increase in its proportionate share of Guilford's equity amounting to $3.6 million. Prior to the offering, the financial results of Guilford were fully consolidated with those of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OPERATING RESULTS

     The net loss for the quarter ended March 31, 1995 was $6.6 million compared to a net loss of $5.3 million in the corresponding quarter of 1994. The $1.3 million increase in the net loss was principally the result of the Company's recognition of its proportionate share of the losses of Guilford and its realized losses on the disposition of securities. The loss from operations of $6.7 million for the first three months of 1995 was unchanged from the loss for the corresponding period in 1994.

     Total revenues for the three months ended March 31, 1995 declined to $13.7 million from 1994's revenue of $14.7 million. The decrease in revenues from 1994 to 1995 was the result of a $1.0 million milestone payment received from Pfizer Inc in 1994.

     Product sales were $11.9 million and $12.2 million for the three months ended March 31, 1995 and 1994, respectively. The decline in sales was principally due to an increase in product returns in 1995. Gross margins were 37% for the first quarter of both 1995 and 1994. Over time, competition from generic drugs is expected to adversely affect sales volumes and product gross margins.

     The decline in revenues period-to-period was offset by a decline in costs and expenses. Total costs and expenses for the period ended March 31, 1995 were $20.4 million versus $21.4 million for the same period in 1994. Research and development spending declined from $8.7 million in the first quarter of 1994 to $7.0 million in 1995 as a result of the closing of the Baltimore research and development facility in the fourth quarter of 1994. Marketing, general and administrative spending of $4.6 million and $3.6 million for the three-month periods ended March 31, 1995 and 1994, respectively, increased year-to-year primarily because of higher sales and marketing spending.

     Other income decreased to $1.0 million in the quarter ended March 31, 1995 from $1.3 million in the comparable quarter of 1994. The reduction from 1994 to 1995 was principally due to losses realized on the sale of securities in the first quarter of 1995. The equity in the net loss of affiliates of $1.0 million in 1995 is the Company's proportional share of Guilford's losses. The $0.1 of minority interest in 1994 was the minority owners share of Guilford losses when Guilford's results were fully consolidated.

     Scios Nova's operating results have fluctuated from period to period and are expected to continue to fluctuate in the future as a result of among other things: the outcome and timing of clinical trials and the regulatory approval process; the timing and composition of funding under the Company's collaborative research and development agreements; the level of sales of products under license from SmithKline Beecham Corporation ("SB Products"), which face increasing price pressure from competitive generic drugs and from government and private cost-control initiatives and the level of commissions resulting from the Company's 1993 co-promotion agreement for HALDOL-Registered Trademark-Decanoate. In addition, because the Company participates in a highly dynamic industry, the Company's common stock price may also experience significant volatility as a result of industry developments.

LIQUIDITY AND CAPITAL RESOURCES

     Combined cash, cash equivalents and marketable securities (both current and non-current) totaled $94 million at March 31, 1995, a decrease of $10.4 million from December 31, 1994. The decrease was principally attributable to $8.5 million to fund operating activities and $3.6 million for capital acquisitions which were partially offset by a $1.7 million unrealized gain on marketable securities resulting from a change in market interest rates during the quarter. Capital spending of $3.6 million included $3.1 million for the purchase of the Baltimore research and development facility pursuant to an option contained in the lease. During 1995, the Company will lease the facility and/or sell it.

     In March 1995, the Company leased an additional 27,000 square feet of office and lab space near its Mountain View headquarters. The Company expects to spend approximately $0.5 million on capital improvements to this facility in the second quarter of 1995. Additional spending to add manufacturing capacity at this location may be undertaken later in the year, if warranted by research and development project progress.

     The $2.8 million increase in investment in affiliates reflects the write-up of the Company's equity investment in Guilford as a result of Guilford's 1994 public stock offering, reduced by the Company's proportional share of Guilford's losses since the offering.

     The $1.8 million increase in net property and equipment balances from December 31, 1994 to March 31, 1995 is principally due to the purchase of the Baltimore facility, offset in part by the write-off of surplus equipment sold during the quarter.

     The decrease in accounts payable of $1.9 million during the quarter was the result of payment of year-end 1994 accruals.

     The decrease in other accrued liabilities of $3.8 million from December 31, 1994 to March 31, 1995 was the result of reductions in the Baltimore restructuring reserve of $1.8 million, accrued compensation of $1.7 million and accrued clinical trial costs of $0.3 million. Of the $1.8 million change in the restructuring reserve, severance and related costs accounted for 34%, asset write-downs 49%, facility carrying costs 12% and chemical disposal and other expenses 5%. The asset write-downs of $0.9 million were non-cash expenses.

     The increase in additional paid-in capital of $4.8 million is the result of the write-up of the Company's equity investment in Guilford, incentive compensation stock payments and proceeds from the exercise of employee stock options.

     The unrealized losses on securities of $0.6 million at March 31, 1995 represent the difference between the cost and market value of the Company's marketable securities at quarter end. The $1.7 million decrease from December 31, 1994 to March 31, 1995 resulted from a reduction in market interest rates which took place during the quarter.

     The Company's cash resources of $94 million at March 31, 1995, together with revenues from product sales, collaborative agreements and interest income, will be used to fund current and new clinical trials for proprietary products under development, to support continuing research and development programs and for other general purposes. The Company believes its cash resources will be sufficient to meet its operating and capital requirements for at least the next two years.

     The Company has experienced net operating losses since its inception and expects to continue to incur losses for at least several more years. The Company's ability to achieve and sustain profitability will depend upon a number of factors, particularly the success and timeliness of its product development, regulatory approval and product introduction efforts. In January 1995, the Company completed patient enrollment in its Phase III double-blind clinical study of AURICULIN-Registered Trademark- anaritide for the treatment of acute renal (kidney) failure. Results of the study are expected to be available in the second quarter of 1995. Actions taken by the Company based on its analysis of such results can be expected to have a significant effect on the Company's future operating results. Other contributing factors will be the Company's success in developing new revenue sources to support research and development programs and its success in marketing and promoting the SB Products, HALDOL Decanoate and any other third-party products that may be licensed by the Company.

     The Company may need to seek additional funding to support future operations, including the commercialization of products currently under development. Potential funding sources include collaborative arrangements and additional public or private financings, including additional equity financings. There can be no assurances that such additional funding, if required, can be obtained on reasonable terms.

                                 SCIOS NOVA INC.
                                AND SUBSIDIARIES


PART II.                        OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               10.1 Assignment of Lease dated March 22, 1995 for premises located at 820 West Maude Avenue, Sunnyvale, California.

               10.2 Special Warranty Deed of Improvements dated February 24, 1995 from Rouse-Teachers Properties, Inc. ("RTP") to the registrant and Assignment of Ground Lease dated February 22, 1995 from RTP to the registrant.

               10.3 Lease Agreement dated January 20, 1995 between the registrant and PDL-RTKL Associates, a Maryland General Partnership.

               11.1 Computation of Per Share Earnings for the three-month periods ended March 31, 1995 and March 31, 1994.

          (b)  Reports on Form 8-K

               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SCIOS NOVA INC.


Date:  April 28, 1995              RICHARD L. CASEY
                                   -------------------------------------------
                                   Richard L. Casey
                                   Chairman of the Board, President and Chief
                                   Executive Officer


Date:  April 28, 1995              W. VIRGINIA WALKER
                                   -------------------------------------------
                                   W. Virginia Walker
                                   Vice President of Finance and Administration
                                   (Principal Financial Officer)

                                INDEX TO EXHIBITS

                                 SCIOS NOVA INC.

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1995



Exhibit   Description                                       Method of Filing
- -------   -----------                                       ----------------
10.1      Assignment of Lease dated March 22, 1995          Filed herewith electronically
          for premises located at 820 West Maude
          Avenue, Sunnyvale, California.

10.2      Special Warranty Deed of Improvements             Filed herewith electronically
          dated February 24, 1995 from Rouse-
          Teachers Properties, Inc. ("RTP") to
          the registrant and Assignment of Ground
          Lease dated February 22, 1995 from RTP
          to the registrant.

10.3      Lease Agreement dated January 20, 1995            Filed herewith electronically
          between the registrant and PDL-RTKL
          Associates, a Maryland General Partnership.

11.1      Computation of Per Share Earnings for the         Filed herewith electronically
          three-month periods ended March 31, 1995
          and March 31, 1994.
