Form 10-Q/A
period 1995-03-31
SCIOS NOVA INC
filed 1995-05-05
CIK 726512

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

                       Commission File Number:  0-11749

                                   SCIOS NOVA INC.
          -------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                      DELAWARE                        95-3701481
          -------------------------------------------------------------
          (State or Other Jurisdiction of         (IRS Employer
          Incorporation or Organization)          Identification No.)


          2450 BAYSHORE PARKWAY, MOUNTAIN VIEW, CALIFORNIA      94043
          -------------------------------------------------------------
          (Address of Principal Executive Offices)          (Zip Code)

          Registrant's Telephone Number, Including Area Code:     415-966-1550


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

1. Part II, Item 6(b) is hereby amended in its entirety by adding the following language:

     (b)  Reports on Form 8-K

          Report on Form 8-K dated January 19, 1995 (pursuant to Item 5) regarding the Company's collaboration with Genentech, Inc.









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SCIOS NOVA INC.


Date:   May 5, 1995                     /s/ JOHN H. NEWMAN
                                        ---------------------------------------
                                        John H. Newman
                                        Vice President of Legal Affairs