Form 10-K/A
period 1994-12-31
SCIOS NOVA INC
filed 1995-07-25
CIK 726512

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         -------------------------------
                                    FORM 10-K/A
                                (Amendment No. 1)
(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---- ACT OF 1934
                   For the fiscal year ended December 31, 1994
                                             -----------------
                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
               For the transition period from _____ to _____

                         Commission File Number  0-11749
                                                 -------
                                 SCIOS NOVA INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               95-3701481
- -------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

2450 Bayshore Parkway, Mountain View, California 94043-1173
- -----------------------------------------------------------
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

As of March 17, 1995, 35,446,030 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS                                                   FORM 10-K PART
- ---------                                                   --------------
Definitive Proxy Statement with respect to                       III
the 1995 Annual Meeting of Stockholders

     Part IV, Item 14(a)(3) (Exhibits) is hereby amended by refiling
Exhibit 10.32 attached hereto.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SCIOS NOVA INC.


Date:  July 21, 1995                   By  /s/ Richard L. Casey
                                           ------------------------------------
                                           Richard L. Casey
                                           Chairman of the Board, President and
                                           Chief Executive Officer