Form 10-Q
period 1995-06-30
SCIOS NOVA INC
filed 1995-08-14
CIK 726512

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                     FORM 10-Q

(Mark One)
* QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1995

* TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

           Commission File Number:  0-11749

                                  SCIOS NOVA INC.
             (Exact Name of Registrant as Specified in Its Charter)


                       DELAWARE                              95-3701481
         (State or Other Jurisdiction of                   (IRS Employer
        Incorporation or Organization)                    Identification No.)


              2450 Bayshore Parkway, Mountain View, California      94043
              (Address of Principal Executive Offices)          (Zip Code)

     Registrant's Telephone Number, Including Area Code:        415-966-1550



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    *    No ______

The number of shares outstanding of Registrant's Common Stock, $.001 par value, on June 30, 1995 was 35,946,030.

                                SCIOS NOVA INC.
                               AND SUBSIDIARIES


PART I.                      FINANCIAL INFORMATION


Item 1.           Financial Statements

Incorporated herein is the following financial information:

Consolidated Balance Sheets as of June 30, 1995 (unaudited) and December 31, 1994 (audited).

Consolidated Statements of Operations for the three month periods ended June 30, 1995 and June 30, 1994, and for the six month periods ended June 30, 1995 and June 30, 1994 (unaudited).

Consolidated Statements of Cash Flows for the six month periods ended June 30, 1995 and June 30, 1994 (unaudited).

Notes to Consolidated Financial Statements.

SCIOS NOVA INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data)

ASSETS

                                                                             June 30,                 December 31,
                                                                               1995                      1994
                                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                                     $9,890                       $29,674
  Available-for-sale securities                                                 15,951                        22,441
  Accounts receivable                                                            3,693                         3,529
  Other receivables                                                                 59                            70
  Prepaid expenses                                                                 745                         1,147
    Total current assets                                                        30,338                        56,861

Available-for-sale securities, non-current                                      67,686                        52,324
Investment in affiliates                                                         1,974                            --
Property and equipment, net                                                     36,237                        35,118
Other assets                                                                     1,705                         1,793
                                                                               _______                       _______
TOTAL ASSETS                                                                  $137,940                      $146,096

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $1,514                        $3,301
  Other accrued liabilities                                                      7,276                        11,557
  Deferred contract revenue                                                      6,116                         2,444
  Current portion of long-term debt                                                636                           617
    Total current liabilities                                                   15,542                        17,919

Long-term debt                                                                   1,417                         1,739

Stockholders' equity:
  Preferred stock; $.001 par value; 20,000,000
    shares authorized; issued and outstanding:
    16,053 and 21,053, respectively                                                 --                            --
  Common stock; $.001 par value; 150,000,000
     shares authorized; issued and outstanding:
     35,946,030 and 35,283,200, respectively                                        36                            35
  Additional paid-in capital                                                   396,592                       391,745
  Notes receivable                                                                 (27)                          (27)
  Unrealized gains (losses) on securities                                          609                        (2,309)
  Accumulated deficit                                                         (276,229)                     (263,006)
    Total stockholders' equity                                                 120,981                       126,438
                                                                               _______                       _______
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $137,940                      $146,096


See notes to consolidated financial statements.

SCIOS NOVA INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except share data)



                                                         Three months ended                    Six months ended
                                                              June 30,                             June 30,
                                                         1995           1994                  1995           1994
                                                             (Unaudited)                          (Unaudited)
Revenues:
 Product sales                                          $9,672         $9,201             $21,557         $21,359
 Co-promotion commissions                                  334            857               1,042           1,500
 Research & development contracts                        1,758          2,365               2,845           4,274
                                                        11,764         12,423              25,444          27,133

Costs and expenses:
 Cost of goods sold                                      5,571          5,852              13,092          13,544
 Research and development                                7,761          8,958              14,725          17,626
 Marketing, general and administration                   4,346          4,633               8,923           8,241
 Profit distribution to third parties                    1,278            995               2,566           2,464
                                                        18,956         20,438              39,306          41,875

Loss from operations                                   (7,192)        (8,015)            (13,862)        (14,742)

Other income:
 Investment income                                       1,409          1,244               2,379           2,556
 Other income (expense), net                                17          (189)                  70           (191)
                                                         1,426          1,055               2,449           2,365

Equity in net loss of affiliates                         (832)          (308)             (1,810)           (308)
Minority interests                                          --           464                   --             596
 Net loss                                             ($6,598)       ($6,804)           ($13,223)       ($12,089)

 Net loss per common share                             ($0.18)        ($0.19)             ($0.37)         ($0.34)

 Weighted average number of
    common shares outstanding                       35,691,268     35,202,241          35,438,934      35,167,010


See notes to consolidated financial statements.

SCIOS NOVA INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)



                                                                                  Six months ended
                                                                                      June 30,
                                                                             1995                  1994
                                                                                (Unaudited)
Cash flows from operating activities:
   Net loss                                                               $(13,223)              $(12,089)
   Adjustments to reconcile net income to net
   cash used by operating activities:
      Depreciation and amortization                                           1,749                 2,277
      Deferred contract revenue                                               3,672                     3
      Other                                                                   1,658                  (310)
      Changes in assets and liabilities:
        Accounts receivable                                                   (164)                  (520)
        Other receivables                                                       11                     87
        Prepaid expenses                                                       402                    622
        Other assets                                                            88                     40
        Accounts payable                                                    (1,787)                  (630)
        Other accrued liabilities                                           (2,307)                  (640)
           Net cash used by operating activities                            (9,901)               (11,160)

Cash flows from investing activities:
   Payments for property and equipment, net                                 (3,964)                (2,447)
   Sales of marketable securities                                           87,266                 90,860
   Purchases of marketable securities                                      (93,220)               (89,698)
           Net cash used by investment activities                           (9,918)                (1,285)

Cash flows from financing activities:
   Issuance of common stock and collection
   of notes receivable from stockholders, net                                  357                    208
   Debt repayments                                                            (322)                  (315)
           Net cash provided (used) by financing activities                     35                   (107)

Net decrease in cash and cash equivalents                                  (19,784)               (12,552)
Cash and cash equivalents at beginning of period                            29,674                 13,587
Cash and cash equivalents at end of period                                 $ 9,890                $ 1,035

Supplemental cashflow data:
   Net unrealized securities gains (losses)                                $ 2,918               $ (1,639)


See notes to consolidated financial statements.

SCIOS NOVA INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(unaudited)

1.       Basis of Presentation and Accounting Policies

        The unaudited consolidated financial statements of Scios Nova Inc. ("Scios Nova" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at June 30, 1995 and the Company's results of operations for the three- and six- month periods ended June 30, 1995 and 1994. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

        These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1994.

         The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". All marketable securities at June 30, 1995 were deemed by management to be available for sale and therefore are reported at fair value with net unrealized gains or losses reported in stockholders' equity.

2. On May 25, 1995, the Company was served with three complaints filed in the U.S. District Court for the Northern District of California by three stockholders. The actions were filed against the Company and Richard Casey, its Chairman and Chief Executive Officer, on behalf of the individual plaintiffs and on behalf of other purchasers of the Company's stock during the period from October 6, 1993 to May 2, 1995. The complaints allege violations of federal securities laws, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, regarding the Company and clinical trials involving one of its products, AURICULIN [registered trademark] anaritide. The complaints seek unspecified compensatory and punitive damages, attorneys fees and costs. Discovery has not yet commenced. The Company believes it has meritorious defenses and intends to defend the lawsuits vigorously. The ultimate outcome of this action cannot presently be determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Operating Results

         The net loss for the quarter ended June 30, 1995 was $6.6 million compared to a net loss of $6.8 million in the corresponding quarter of 1994. For the six-month periods ended June 30, 1995 and 1994, the net losses were $13.2 million and $12.1 million, respectively. The increase in net loss between the six-month periods was primarily due to a reduction in research and development contract revenues. A $1.5 million increase in equity in net loss of affiliates from 1994 to 1995 was offset by a $1.5 million reduction in research and development and general and administration expenses attributable to the Company's affiliate, Guilford Pharmaceuticals ("Guilford").

         Total revenues for the three months ended June 30, 1995 declined to $11.8 million from $12.4 million in the corresponding period of 1994 due to reductions in co-promotion commissions and contract revenues. The decrease in co-promotion commissions resulted from a lowering of the Company's expectations for year-over-year sales growth of HALDOL [registered trademark] Decanoate, a product co-promoted with McNeil Pharmaceutical ("McNeil"). Contract revenues declined because a final $0.8 million payment was received in 1994 from E. Merck related to the termination of a license under the Company's basic fibroblast growth factor ("bFGF") program. The decreases in co-promotion commissions and contract revenues were partly offset by an increase in product sales from psychiatric products under license from SmithKline Beecham Corporation (the "SB Products"). Product sales were $9.7 million and $9.2 million for the three months ended June 30, 1995 and 1994, respectively. Gross margins increased to 42% from 36% for the quarters ending June 30, 1995 and 1994, respectively, as a result of a reduction in Medicaid rebate expense and a shift towards a higher margin product mix.

         For the six months ended June 30, 1995 and June 30, 1994, total revenues were $25.4 million and $27.1 million, respectively. The year-to-year revenue decrease resulted from the second quarter declines in co-promotion commissions and contract revenues noted above, and from a first quarter 1994 milestone payment from Pfizer Inc for the Company's insulinotropin product. Product sales for the six months ended June 30, 1995 and 1994 were $21.6 million and $21.4 million, respectively. Gross margins of 39% and 37% for the six months ended June 30, 1995 and 1994, respectively, improved year-over-year because of a higher margin product mix. Despite the short-term improvement, margins are expected to decline over time as a result of generic drug competition.

         For both the three- and six-month periods, the decline in revenues from 1994 to 1995 was offset by a reduction in costs and expenses. Total costs and expenses for the three months ended June 30, 1995 were $19.0 million versus $20.4 million for the same period in 1994. Spending for research and development declined to $7.8 million from $9.0 million and for marketing, general and administration to $4.3 million from $4.6 million for the three-month periods ended June 30, 1995 and 1994, respectively. The declines resulted from the closure of the Company's Baltimore, Maryland research and development facility in the fourth quarter of 1994 and from a reduction in Guilford expenses resulting from the Company's adoption of the equity method of accounting for its Guilford investment. The increase in profit distribution to third parties to $1.3 million for the three months ended June 30, 1995 from $1.0 million for the corresponding period in 1994 was a result of higher 1995 margins on the sales of the SB Products.

         Total costs and expenses for the six-month period ended June 30, 1995 were $39.3 million versus $41.9 million for the same period in 1994. Research and development spending declined to $14.7 million in the first half of 1995 from $17.6 million in 1994 as a result of savings from the closure of the Baltimore research and development facility and the change in accounting for Guilford. Marketing, general and administrative spending increased to $8.9 million from $8.2 million for the six-month periods ended June 30, 1995 and 1994, respectively, primarily because of higher sales and marketing spending.

         Other income increased to $1.4 million in the quarter ended June 30, 1995 from $1.1 million in the comparable quarter of 1994. The increase was principally due to lower royalty expenses in 1995 because of lower contract revenue and a net gain on sales of securities in 1995 versus a net loss for the same period in 1994. The equity in the net loss of affiliates of $0.8 million in 1995 is the Company's proportional share of Guilford's losses.
The increase from $0.3 million in the corresponding 1994 period was due to the change in accounting for the Company's investment in Guilford. The $0.5 of minority interest in 1994 was the minority owners' share of Guilford losses incurred prior to the Company's adoption of the equity method of accounting for Guilford.

         For both six-month periods ended June 30, 1995 and 1994, other income was $2.4 million. Higher rental income and lower royalty expenses in the first half of 1995 offset a decrease in investment income versus the comparable period in 1994. The increase in equity in net loss of affiliates to $1.8 million in 1995 from $0.3 million in 1994, and the reduction in minority interest over the same periods, were the result of the change in accounting for Guilford.

         Scios Nova's operating results have fluctuated from period to period and are expected to continue to fluctuate in the future as a result of, among other things: the outcome and timing of clinical trials and the regulatory approval process; the timing and composition of funding under the Company's collaborative research and development agreements; the continuation or renewal of existing collaborations by Scios Nova's partners; the level of sales of SB Products, which face increasing price pressure from competitive generic drugs and from government and private cost-control initiatives; and the level of commissions resulting from the Company's 1993 co-promotion agreement with McNeil for HALDOL [registered trademark] Decanoate, which may be affected by increased competition from other products. In addition, because the Company participates in a highly dynamic industry, the Company's common stock price may also experience significant volatility as a result of industry developments as well as fluctuations resulting from the status of the Company's research, development and clinical prospects.

         During the quarter, the Company announced the results of a Phase III clinical trial of its AURICULIN [registered trademark] anaritide product in the treatment of acute renal failure ("ARF"). The Company's primary objective in this study was to determine if AURICULIN decreased the need for dialysis in patients diagnosed with ARF. The analysis of the results revealed that AURICULIN did not decrease the need for dialysis in the total patient population. AURICULIN did, however, have a positive clinical benefit in patients with a particular form of ARF called oliguria (patients producing very low levels of urine). As a result, if the Company elects to seek marketing approval for AURICULIN in the treatment of oliguric ARF, further clinical trials and associated product development expenses will be necessary. Thus, the Company will not meet the previously anticipated filing date for an application for marketing approval in the United States.

Liquidity and Capital Resources

         Combined cash, cash equivalents and marketable securities (both current and non-current) totaled $93.5 million at June 30, 1995, a decrease of $10.9 million from December 31, 1994. The decrease was principally attributable to $9.9 million to fund operating activities and $4.0 million for capital acquisitions, which was partially offset by $2.9 million of unrealized gains on marketable securities resulting from a change in market interest rates during the six-month period. Capital spending of $4.0 million included $3.1 million for the purchase of the Company's former Baltimore research and development facility pursuant to an option contained in the lease. The Company is currently seeking to lease-out and/or sell the facility.

         The $2.0 million increase in investment in affiliates reflects the write-up of the Company's equity investment in Guilford as a result of Guilford's 1994 public stock offering, reduced by the Company's proportional share of Guilford's losses since the offering.

         The $1.1 million increase in net property and equipment balances from December 31, 1994 to June 30, 1995 was principally due to the purchase of the Baltimore facility, offset in part by the sale and write-off of surplus equipment and by on-going depreciation expense.

          The decrease in accounts payable of $1.8 million during the six-month period ended June 30, 1995 was the result of payment of year-end 1994 accruals.

         The decrease in other accrued liabilities of $4.3 million from December 31, 1994 to June 30, 1995 was the result of reductions in the Baltimore restructuring reserve of $2.2 million and accrued expenses of $2.1 million. Of the $2.2 million change in the restructuring reserve, severance and related costs accounted for 30%, asset write-downs 47%, facility carrying costs 17% and chemical disposal and other expenses 6%. The asset write-downs of $1.0 million were non-cash expenses.

         The increase in deferred contract revenue of $3.7 million was principally due to a payment from Kaken Pharmaceutical Company, Ltd. associated with achieving future milestones in the commercialization of the Company's FIBLAST -TM- bFGF product in Japan.

         The increase in additional paid-in capital of $4.8 million was the result of the write-up of the Company's equity investment in Guilford, incentive compensation stock payments and proceeds from the exercise of employee stock options.

         The unrealized gain on securities of $0.6 million at June 30, 1995 represents the difference between the cost and market value of the Company's marketable securities on that date. The $2.9 million increase from December 31, 1994 to June 30, 1995 was the result of a reduction in market interest rates which took place during the first six months of the year.

         The Company's cash resources of $93.5 million at June 30, 1995, together with revenues from product sales, collaborative agreements and interest income, will be used to fund current and new clinical trials for proprietary products under development, to support continuing research and development programs and for other general purposes. The Company believes its cash resources will be sufficient to meet its operating and capital requirements for at least the next two years.

         The Company has experienced net operating losses since its inception and expects to continue to incur losses for at least several more years. The Company's ability to achieve and sustain profitability will depend upon a number of factors, particularly the success and timeliness of its product development, clinical trial, regulatory approval and product introduction efforts. Other contributing factors will be the Company's success in developing new revenue sources to support research and development programs and its success in marketing and promoting the SB Products, HALDOL Decanoate and any other third-party products that may be in-licensed by the Company.

         In May, 1995, the Company and its Chairman and Chief Executive Officer, Richard Casey were named in three complaints filed by certain stockholders on behalf of purchasers of the Company's common stock in the United States District Court for the Northern District of California alleging violations of federal securities laws. The Company believes it has meritorious defenses and intends to defend the lawsuit vigorously. While the outcome of the actions cannot be predicted with certainty, management does not believe the outcome will have a material adverse impact on the Company's financial position or results of operations. For additional information, see footnote 2 in the Notes to Consolidated Financial Statements.

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

                               SCIOS NOVA INC.
                              AND SUBSIDIARIES


PART II.                      OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on May 9, 1995.

         (a) The following individuals were elected directors of the Company, each to serve until a successor is elected:

                                                      Total Vote For                      Total Vote Withheld
                  Name                                Each Director                       From Each Director
                  Richard L. Casey                           29,923,134                              940,971
                  Myron Du Bain                              30,473,344                              390,761
                  William F. Miller, Ph.D.                   30,499,666                              364,439
                  Donald E. O'Neill                          29,906,683                              957,422
                  Robert W. Schrier, M.D.                    30,501,869                              362,236
                  Solomon H. Snyder, M.D.                    29,278,903                            1,585,202
                  Eugene L. Step                             30,501,582                              362,523


          (b) The following matter was approved by stockholder vote, with votes cast as indicated:

                  Ratification of the selection of Coopers & Lybrand as the Company's independent auditors for fiscal year 1995:

                  Votes cast for:                            30,678,263
                  Votes cast against:                            83,309
                  Abstentions:                                  100,533
                  Broker Non-Votes:                               2,000


                  Broker non-votes were not relevant to the foregoing matters.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         11.1 Statement regarding computation of per share earnings for the three months ended June 30, 1995 and June 30, 1994.

         11.2 Statement regarding computation of per share earnings for the six months ended June 30, 1995 and June 30, 1994.

(b)      Reports on Form 8-K

         1. Report on Form 8-K, dated May 5, 1995 (pursuant to Item 5) regarding the Company's announcement of preliminary results of its Phase III clinical study of AURICULIN [registered trademark] anaritide for the treatment of acute renal
                 (kidney) failure.

         2. Report on Form 8-K, dated June 8, 1995 (pursuant to Item 5) regarding three complaints filed by three stockholders against the Company and Richard L. Casey, Chairman and Chief
                  Executive Officer, pursuant to which the plaintiffs seek to represent a class of persons who purchased the Company's
                  Common Stock between October 6, 1993 and May 2, 1995.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             SCIOS NOVA INC.


Date:  August 11, 1995       /S/ RICHARD L. CASEY
                             Richard L. Casey
                             Chairman of the Board, President and Chief
                             Executive Officer


Date:  August 11, 1995       /S/ W. VIRGINIA WALKER
                             W. Virginia Walker
                             Vice President of Finance and Administration
                             (Principal Financial Officer)



                               INDEX TO EXHIBITS

                                SCIOS NOVA INC.

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 1995



Exhibit           Description                                           Method of Filing
11.1              Statement regarding computation of per share          Filed electronically herewith
                  earnings for the three months ended June 30,
                  1995 and June 30, 1994.

11.2              Statement regarding computation of per share          Filed electronically herewith
                  earnings for the six months ended June 30,
                  1995 and June 30, 1994.