Form 10-Q
period 1995-09-30
SCIOS NOVA INC
filed 1995-11-14
CIK 726512

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995

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

                      Yes         No ______

The number of shares outstanding of Registrant's Common Stock, $.001 par value, on September 30, 1995 was 36,005,895.

                          SCIOS NOVA INC.
                         AND SUBSIDIARIES


PART I.                FINANCIAL INFORMATION


Item 1.      Financial Statements

                         SCIOS NOVA INC.
                        AND SUBSIDIARIES

                   Consolidated Balance Sheets
                (In thousands, except share data)

                             ASSETS

                                                   September 30,  December 31,
                                                      1995           1994
                                                    (Unaudited)

Current assets:
  Cash and cash equivalents                             $872        $29,674
  Available-for-sale securities                       25,522         22,441
  Accounts receivable                                  1,899          3,529
  Other receivables                                        6             70
  Prepaid expenses                                       823          1,147
    Total current assets                              29,122         56,861

Available-for-sale securities, non-current            61,183         52,324
Investment in affiliates                               3,496           --
Property and equipment, net                           36,158         35,118
Other assets                                           2,079          1,793

TOTAL ASSETS                                        $132,038       $146,096

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $1,876         $3,301
  Other accrued liabilities                            7,025         11,557
  Deferred contract revenue                            6,182          2,444
  Current portion of long-term debt                      652            617
    Total current liabilities                         15,735         17,919

Long-term debt                                         1,247          1,739

Stockholders' equity:
  Preferred stock; $.001 par value; 20,000,000
    shares authorized; issued and outstanding:
    16,053 and 21,053, respectively                     --             --
  Common stock; $.001 par value; 150,000,000
     shares authorized; issued and outstanding:
     36,005,895 and 35,283,200, respectively              36             35
  Additional paid-in capital                         399,155        391,745
  Notes receivable                                       (20)           (27)
  Unrealized gains (losses) on securities                378         (2,309)
  Accumulated deficit                               (284,493)      (263,006)
    Total stockholders' equity                       115,056        126,438

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $132,038       $146,096



         See notes to consolidated financial statements.
                              2.

                         SCIOS NOVA INC.
                        AND SUBSIDIARIES

             Consolidated Statements of Operations
               (In thousands, except share data)

                                Three months ended       Nine months ended
                                    September 30,            September 30,
                                   1995        1994         1995       1994
                                      (Unaudited)              (Unaudited)
Revenues:
 Product sales                     $8,289      $9,307      $29,846    $30,666
 Co-promotion commissions             563       1,208        1,605      2,708
 Research & development contract      548       1,631        3,393      5,905
                                    9,400      12,146       34,844     39,279

Costs and expenses:
 Cost of goods sold                 5,144       5,825       18,236     19,369
 Research and development           7,654       9,058       22,379     26,684
 Marketing, general and
   administration                   4,725       3,564       13,648     11,805
 Restructuring Charge                ---        3,500         ---       3,500
 Profit distribution to third
   parties                            844       1,064        3,410      3,528
                                   18,367      23,011       57,673     64,886

Loss from operations               (8,967)    (10,865)     (22,829)   (25,607)

Other income:
 Investment income                  1,478         940        3,857      3,496
 Other income (expense), net          112        (117)         182       (308)
                                    1,590         823        4,039      3,188

Equity in net loss of affiliates     (887)       (371)      (2,697)      (679)
Minority interests                    --           --          --         596
 Net loss                         ($8,264)   ($10,413)    ($21,487)  ($22,502)

 Net loss per common share         ($0.23)     ($0.30)      ($0.61)    ($0.64)

 Weighted average number of
    common shares outstanding   36,005,126   35,257,140 35,469,524  35,199,502




         See notes to consolidated financial statements.
                              3.

                         SCIOS NOVA INC.
                        AND SUBSIDIARIES

             Consolidated Statements of Cash Flows
                         (In thousands)

                                                          Nine months ended
                                                            September 30,
                                                          1995          1994
                                                             (Unaudited)
Cash flows from operating activities:
   Net loss                                           $(21,487)      $(22,502)
   Adjustments to reconcile net loss to net
   cash used by operating activities:
      Depreciation and amortization                      2,791          3,478
      Deferred contract revenue                          3,738          1,752
      Other                                              2,697           (176)
      Changes in assets and liabilities:
        Accounts receivable                              1,694         (1,155)
        Other assets                                        38            448
        Accounts payable                                (1,425)          (656)
        Other accrued liabilities                       (2,577)         3,572
             Net cash used by operating activities     (14,531)       (15,239)

Cash flows from investing activities:
   Payments for property and equipment, net             (5,076)        (2,613)
   Sales of marketable securities                      127,676        122,929
   Purchases of marketable securities                  (136,929)     (118,351)
            Net cash provided (used) by
            investment activities                      (14,329)         1,965

Cash flows from financing activities:
   Issuance of common stock and collection
   of notes receivable from stockholders, net              515            261
   Debt issuance and repayments                           (457)          (461)
           Net cash provided (used) by
           financing activities                             58           (200)

Net decrease in cash and cash equivalents              (28,802)       (13,474)
Cash and cash equivalents at beginning of period        29,674         13,587
Cash and cash equivalents at end of period               $ 872          $ 113

Supplemental cashflow data:
   Net unrealized securities gains (losses)            $ 2,687      $  (1,740)



         See notes to consolidated financial statements
                              4.

                         SCIOS NOVA INC.
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
                           (unaudited)

1.       Basis of Presentation and Accounting Policies

         The unaudited consolidated financial statements of Scios Nova Inc. ("Scios Nova" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at September 30, 1995 and the Company's results of operations for the three- and nine- month periods ended September 30, 1995 and 1994. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

         These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1994.

         The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". All marketable securities at September 30, 1995 were deemed by management to be available for sale and therefore are reported at fair value with net unrealized gains or losses reported in stockholders' equity.

         2. The Company's ownership in Guilford Pharmaceuticals Inc. ("Guilford") declined from 29% to 16% as a result of Guilford's secondary public stock offering in August, 1995. Because two officers of the Company serve on Guilford's Board of Directors, the Company is continuing to account for its investment in Guilford under the equity method. As a result of the stock offering, in accordance with Staff Accounting Bulletin 5:H, the Company increased its recorded investment in Guilford by $2.3 million in the third quarter of 1995.

         3. On May 25, 1995, the Company was served with three complaints filed in the U.S. District Court for the Northern District of California by three stockholders. The actions were filed against the Company and Richard Casey, its Chairman and Chief Executive Officer, on behalf of the individual plaintiffs and on behalf of other purchasers of the Company's stock during the period from October 6, 1993 to May 2, 1995. The complaints, which were combined in August, 1995 into a consolidated complaint, allege violations of federal securities laws, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, regarding the Company and clinical trials involving one of its products, AURICULIN [registered trademark] anaritide. The complaints seek unspecified compensatory and punitive damages, attorneys fees and costs. Discovery has not yet commenced. The Company believes it has meritorious defenses and intends to defend the lawsuits vigorously. The ultimate outcome of this action cannot presently by determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations


Operating Results

         The net loss for the quarter ended September 30, 1995 was $8.3 million compared to a net loss of $10.4 million in the corresponding quarter of 1994. For the nine-month periods ended September 30, 1995 and 1994, the net losses were $21.5 million and $22.5 million, respectively. The decrease in net loss from the 1994 period was primarily due to reduced expenses which resulted from the closure of the Company's Baltimore research and development facility in 1994. The lower expenses were partially offset by a $4.4 million decrease in revenues and a $2.0 million increase in equity in net loss of affiliates attributable to Guilford Pharmaceuticals ("Guilford").

         Total revenues for the three months ended September 30, 1995 declined to $9.4 million from $12.1 million in the corresponding period of 1994 due to reductions in product sales, co-promotion commissions and contract revenues. Product sales from psychiatric products under license from SmithKline Beecham Corporation (the "SB Products") declined to $8.3 million from $9.3 million for the three months ended September 30, 1995 and 1994, respectively. Gross margins increased to 40% for the quarter ending September 30, 1995 from 39% in the prior year period. The decrease in co-promotion commissions resulted from a change in the rate of revenue recognition due to a lowering of the Company's expectations for year-over-year sales growth of HALDOL [registered trademark] Decanoate, a product co-promoted with Ortho-McNeil Pharmaceutical ("McNeil"). Contract revenues declined because of the timing of license payments from Kaken Pharmaceuticals Co., Ltd. ("Kaken") related to the Company's basic fibroblast growth factor (bFGF).

         For the nine months ended September 30, 1995 and September 30, 1994, total revenues were $34.8 million and $39.3 million, respectively. The year-to -year revenue decrease resulted from the third quarter declines in the items noted above, and because of certain payments received in 1994; milestone payments from Pfizer Inc and Kaken and a final payment from E. Merck. Product sales for the nine months ended September 30, 1995 and 1994 were $29.8 million and $30.7 million, respectively. Gross margins of 39% and 37% for the nine months ended September 30, 1995 and 1994, respectively, improved year-over-year because of a higher margin product mix. Despite the short-term improvement, margins are expected to decline over time as a result of generic drug competition.

         For both the three- and nine-month periods, the decline in revenues from 1994 to 1995 was offset by a reduction in costs and expenses. Total costs and expenses for the three months ended September 30, 1995 were $18.4 million versus $23.0 million for the same period in 1994. Spending for research and development declined to $7.7 million from $9.1 million while expenses for marketing, general and administration increased to $4.7 million from $3.6 million for the three-month periods ended September 30, 1995 and 1994, respectively. The overall decline resulted from the closure of the Company's Baltimore, Maryland research and development facility in the fourth quarter of 1994. The decreases in profit distribution to third parties and cost of goods for the three months ended September 30, 1995 from the comparable 1994 period were the result of lower SB Product sales. The increase in marketing, general and administrative costs for the same periods was the result of higher spending on sales activities.

         Total costs and expenses for the nine-month period ended September 30, 1995 were $57.7 million versus $64.9 million for the same period in 1994. Research and development spending declined to $22.4 million in 1995 from $26.7 million in 1994 as a result of savings from the closure of the Baltimore research and development facility and the change to the equity method of accounting for Guilford. Marketing, general and administrative spending increased to $13.6 million from $11.8 million for the nine-month periods ended September 30, 1995 and 1994, respectively, primarily because of higher sales and marketing spending.

         Other income increased to $1.5 million in the quarter ended September 30, 1995 from $0.8 million in the comparable quarter of 1994. The increase was principally due to lower royalty expenses in 1995 because of lower contract revenue and a net gain on sales of securities in 1995 versus a net loss for the same period in 1994. The equity in the net loss of affiliates of $0.9 million in 1995 is the Company's proportional share of Guilford's losses. The increase from $0.4 million in the corresponding 1994 period was due to higher losses at Guilford.

         For the nine-month periods ended September 30, 1995 and 1994, other income was $4.0 million and $3.2 million, respectively. The increase is due to higher rental income and lower royalty expenses in 1995 combined with increased investment income versus the comparable period in 1994. The increase in equity in net loss of affiliates to $2.7 million in 1995 from $0.7 million in 1994, and the reduction in minority interest over the same periods, were the result of the change in accounting method for the Company's investment in Guilford.

         Scios Nova's operating results have fluctuated from period to period and are expected to continue to fluctuate in the future as a result of, among other things: the outcome and timing of clinical trials and the regulatory approval process; the timing and composition of funding under the Company's collaborative research and development agreements; the continuation or renewal of existing collaborations by Scios Nova's partners; the level of sales of SB Products, which face increasing price pressure from competitive generic drugs and from government and private cost-control initiatives; and the level of commissions resulting from the Company's 1993 co-promotion agreement with McNeil for HALDOL [registered trademark] Decanoate, which may be affected by increased competition from other products. In addition, because the Company participates in a highly dynamic industry, the Company's common stock price may also experience significant volatility as a result of industry developments and ongoing changes in the healthcare environment, as well as fluctuations resulting from third party assessments of the Company's progress on its research, development and clinical projects.



Liquidity and Capital Resources

         Combined cash, cash equivalents and marketable securities (both current and non-current) totaled $87.6 million at September 30, 1995, a decrease of $16.9 million from December 31, 1994. The decrease was principally attributable to $14.5 million to fund operating activities and $5.1 million for capital acquisitions, which was partially offset by $2.7 million of unrealized gains on marketable securities resulting from a change in market interest rates during the nine-month period. Capital spending of $5.1 million included $3.1 million for the purchase of the Company's former Baltimore research and development facility pursuant to an option contained in the lease. The Company is currently seeking to lease-out and/or sell the facility.

         The $3.5 million increase in investment in affiliates reflects the write-up of the Company's equity investment in Guilford as a result of Guilford's 1994 and 1995 public stock offerings, reduced by the Company's proportional share of Guilford's losses.

         The $1.1 million increase in net property and equipment balances from December 31, 1994 to September 30, 1995 was principally due to the purchase of the Baltimore facility, offset in part by the sale and write-off of surplus equipment and by on-going depreciation expense.

         The decrease in accounts payable of $1.4 million during the nine-month period ended September 30, 1995 was the result of payment of year-end 1994 accruals.

         The decrease in other accrued liabilities of $4.5 million from December 31, 1994 to September 30, 1995 was the result of reductions in the Baltimore restructuring reserve of $2.3 million and accrued expenses of $2.2 million.
Of the $2.3 million change in the restructuring reserve, severance and related costs accounted for 31%, asset write-downs 45%, facility carrying costs 17%
and chemical disposal and other expenses 7%. The asset write-downs of $1.0 million were non-cash expenses.

         The increase in deferred contract revenue of $3.7 million was principally due to a payment from Kaken associated with achieving future milestones in the commercialization of the Company's product FIBLAST [registered trademark] trofermin (bFGF) in Japan.

         The increase in additional paid-in capital of $7.4 million was the result of the write-up of the Company's equity investment in Guilford, incentive compensation stock payments and proceeds from the exercise of employee stock options.

         The unrealized gain on securities of $0.4 million at September 30, 1995 represents the difference between the cost and market value of the Company's marketable securities on that date. The $2.7 million increase from December
31, 1994 to September 30, 1995 was the result of a reduction in market interest rates which took place during the first nine months of the year.

         The Company's cash resources of $87.6 million at September 30, 1995, together with revenues from product sales, collaborative agreements and interest income, will be used to fund current and new clinical trials for proprietary products under development, to support continuing research and development programs and for other general purposes. The Company believes its cash resources will be sufficient to meet its operating and capital requirements for at least the next two years.

         The Company has experienced net operating losses since its inception and expects to continue to incur losses for at least several more years. The Company's ability to achieve and sustain profitability will depend upon a number of factors, particularly the success and timeliness of its product development, clinical trial, regulatory approval and product introduction efforts. Other contributing factors will be the Company's success in developing new revenue sources to support research and development programs and its success in marketing and promoting the SB Products, HALDOL [registered trademark] Decanoate and any other third-party products that may be in-licensed by the Company.

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

                         SCIOS NOVA INC.
                         AND SUBSIDIARIES


PART II.                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

              (a)  Exhibits

                   11.1 Statement regarding computation of per share earnings for the three months ended September 30, 1995 and September 30, 1994.

                   11.2 Statement regarding computation of per share earnings for the nine months ended September 30, 1995 and September 30, 1994.

              (b)  Reports on Form 8-K

                   None

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SCIOS NOVA INC.


Date: November 13, 1995           /S/ RICHARD L. CASEY
                                  Richard L. Casey
                                  Chairman of the Board, President and Chief
                                  Executive Officer


Date: November 13, 1995           /S/ KEVIN McPHERSON
                                  Kevin McPherson
                                  Controller
                                  (Acting Chief Accounting Officer)

                        INDEX TO EXHIBITS

                         SCIOS NOVA INC.

                  Quarterly Report on Form 10-Q
             For the Quarter Ended September 30, 1995


Exhibit       Description                             Method of Filing
11.1          Statement regarding computation of      Filed
              per share earnings for the three        electronically
              months ended September 30, 1995         herewith
              and September 30, 1994.

11.2          Statement regarding computation of      Filed
              per share earnings for the nine         electronically
              months ended September 30, 1995         herewith
              and September 30, 1994.