Form 10-K405
period 1995-12-31
SCIOS NOVA INC
filed 1996-04-01
CIK 726512

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1995
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from       to

                         Commission File Number 0-11749
                         ------------------------------

                                 SCIOS NOVA INC.
                         (Doing business as SCIOS INC.)
                         ------------------------------
               (Exact name of registrant as specified in its charter)

               DELAWARE                                     95-3701481
               -------------------------------------------------------
               (State or other jurisdiction of        (I.R.S. Employer
               incorporation or organization)       Identification No.)

           2450 Bayshore Parkway, Mountain View, California 94043-1173
           -----------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (415) 966-1550
       ------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                    Class D Warrants to purchase Common Stock
                            Contingent Payment Rights
                          Common Share Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                 YES X       NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of voting stock held by nonaffiliates of the registrant as of March 18, 1996 was $177,467,728.

As of March 18, 1996, 36,102,949 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                        Form 10-K Part
- --------------------------------------------------------------------------------
Definitive Proxy Statement with respect to                            III
the 1996 Annual Meeting of Stockholders

                                  PART I

Item 1.  BUSINESS

General

    Scios Inc. ("Scios" or the "Company") is a biopharmaceutical company engaged in the discovery, development, manufacture and commercialization of novel human therapeutics using its capabilities in both protein-based and small-molecule drug discovery and development. The Company focuses its proprietary research and development efforts on products to treat acute illnesses, primarily in the areas of cardiovascular and renal disorders, and seeks to collaborate with corporate partners in the development of products to treat chronic diseases. The Company also has a marketing and sales organization selling third-party products that generate cash to help fund continued development of the Company's proprietary products. To date, none of the Company's proprietary products have been developed to the commercialization stage.

    The Company funds the development of proprietary products that address acute illnesses, primarily in the areas of acute cardiovascular and renal disorders, where it believes it has significant product candidates, a strong competitive advantage and extensive technical expertise. The Company's lead products for acute conditions are AURICULIN(R) anaritide for the treatment of oliguric acute renal failure, which is being developed with Genentech, Inc., and NATRECOR(R) BNP for the treatment of acute congestive heart failure. In May 1995, the Company announced the results of its 500-patient Phase III clinical trial of AURICULIN for the treatment of acute renal failure ("ARF"). While the results in the broad population of ARF patients were a disappointment, there was a significant clinical benefit in the prospectively-defined subgroup of oliguric (abnormally low urine output) ARF patients. In October 1995, the Company began a second, pivotal Phase III trial of AURICULIN in patients with oliguric ARF. NATRECOR is currently in Phase II clinical studies for the treatment of acute congestive heart failure. These products are discussed in more detail below in "Business -- Products to Treat Acute Illness." Scios recently announced its initiation of a Phase I/II clinical study of FIBLAST(R) trafermin for the treatment of stroke. The Company is also continuing preclinical studies of compounds for various other indications.

    Therapies for chronic conditions, including FIBLAST for wound healing, insulinotropin for Type II diabetes and a treatment for Alzheimer's disease, have been licensed to corporate partners for development or are being developed by Scios with funding from corporate partners. Under its arrangements with corporate partners, Scios typically receives research and development funding, payments for clinical supplies and/or milestone payments for achieving scientific and clinical benchmarks. The Company is also entitled to royalties on commercial sales of products and, in some cases, may receive additional revenues from the manufacture of products. FIBLAST is the product being developed with a partner that has reached the most advanced development stage. In 1996, Kaken Pharmaceutical Co., Ltd., the Company's Japanese partner for FIBLAST, expects to file a New Drug Application in Japan seeking approval to market FIBLAST for the treatment of recalcitrant wounds. See "Business -- Products Being Developed in Collaboration with Others."

    Scios' financial strategy involves careful management of cash through targeted investment in its acute-care pipeline, while underwriting a portion of this investment with cash flow from its commercial operations, and generating corporate partner funding for chronic-care products under development. Scios is seeking to reach sustainable profitability by 1998 through development of its acute-care products, collaborations with corporate partners on products for chronic illness and the expansion of its marketing and sales capability. This statement of the Company's goal may be deemed to be a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995. It is based on current expectations of the Company, and the Company assumes no obligation to update this information. As discussed in the respective sections of this Annual Report on Form 10-K, numerous factors could cause actual results to differ.

    Scios was formed through the September 1992 merger (the "Merger") of Scios with Nova Pharmaceutical Corporation ("Nova"). The Merger brought together Scios' expertise in producing recombinant proteins with Nova's expertise in synthesizing small molecules. As a result, Scios has capabilities in molecular and cell biology, protein and medicinal chemistry, molecular modeling, pharmacology, and the bioprocessing sciences, and has the tools to undertake the rational design of small molecules based on knowledge of the associated design targets. In the Merger, the Company also acquired the basis for its present commercial operations -- a flex time sales force and a line of psychiatric products that the sales force markets. Subsequently, the Company added a relationship on HALDOL(R) Decanoate, in which its sales force co-promotes the product with Ortho-McNeil Pharmaceutical, an affiliate of Johnson & Johnson.

     The  Company  was  incorporated  in  California  in  1981  under  the  name
California Biotechnology Inc. and reincorporated in Delaware in 1988. The Company changed its name to Scios Inc. in February 1992, to Scios Nova Inc. in September 1992 following the Merger, and reverted to the name Scios Inc. in March 1996. The principal executive offices of the Company are located at 2450 Bayshore Parkway, Mountain View, California 94043. The telephone number at that location is (415) 966-1550.

Product Development Activity Table

    The following table summarizes certain information concerning Scios' principal products under development. The information in the table is qualified in its entirety by reference to the more detailed information concerning the Company's products that is set forth elsewhere in this report:

                               POTENTIAL APPLICATIONS/                                     DEVELOPER/CORPORATE
PRODUCT                        INDICATIONS                       STATUS*                   PARTNER (TERRITORY)


AURICULIN(R) anaritide         Oliguric acute renal failure      Phase III clinical        Scios/Genentech, Inc.


NATRECOR(R) BNP                Acute congestive                  Phase II clinical         Scios
                               heart failure

FIBLAST(R)trafermin            Recalcitrant wounds (Japan)       Phase III clinical        Kaken Pharmaceutical Co., Ltd. (Asia)
                               Stroke                            Phase I clinical          Scios
                               Coronary revascularization        Preclinical               Scios
                               Peripheral revascularization      Preclinical               Scios


Insulinotropin                 Type II diabetes                  Phase II clinical         Pfizer Inc (worldwide)


Amyloid protease               Alzheimer's disease               Research                  Hoechst Marion Roussel, Inc.
inhibitors                                                                                 (worldwide)


Serine protease inhibitors     Cardiovascular disorders          Research                  Scios


Cell adhesion                  Inflammatory conditions           Research                  Scios
inhibitors




* "Research" denotes work up to and including discovery research and initial production. "Preclinical" denotes studies in animal models necessary to support an application to the Food and Drug Administration ("FDA") and foreign health registration authorities to commence clinical testing in humans. Clinical trials for pharmaceutical products are conducted in three phases. In Phase I, studies are conducted to determine safety. In Phase II, studies are conducted to gain additional safety information, as well as preliminary evidence as to the efficacy and appropriate doses of the product. In Phase III, studies are conducted to provide sufficient data for the statistical proof of safety and efficacy, including dosing regimen. Phase III is the final stage of such clinical studies prior to the submission of an application for approval of a new drug or licensure of a biological product.

Product Development Activities and Risks

         Scios   focuses  its  product   development   efforts  on   proprietary
therapeutics for acute illnesses, principally in the areas of acute cardiovascular and renal disorders. The Company's success will depend on its ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive products on a timely basis. As described in "Business -- Products to Treat Acute Illness" and "Business -- Products Being Developed in Collaboration with Others," Scios' products are at various stages of research and development, and further development and testing will be required to determine their technical feasibility and commercial viability. Except for descriptions of historical information contained in the Business section of this Annual Report on Form 10-K, the matters discussed are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA-95") and intended to give investors an understanding of the Company's plans and the challenges it faces in implementing them. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ from those described in these forward-looking statements. The Company cautions investors that its business is subject to significant risks and uncertainties. In particular, the proposed development schedules for the Company's products may be affected by a wide variety of factors, including technological difficulties, proprietary technology and rights developed by others, reliance on third parties for support, and changes in governmental regulation. Many of these factors will not be within the control of Scios.

         In developing pharmaceutical products, the Company faces critical challenges in at least three broad areas: the discovery of novel compounds that are worth developing; the successful clinical testing in humans of candidate compounds that the Company deems worthy of development; and competition in many forms and areas. The discovery process in pharmaceutical development often involves doing or understanding what has not previously been done or understood, while working in biological systems that are not always predictable or predictive. Pharmaceutical drug discovery is an inherently challenging and risky undertaking in which numerous factors come into play in determining success or failure. Some of the key factors include the ability to identify appropriate targets and models to use in understanding complex disease processes, to comprehensively screen many compounds under consistent conditions to identify those which show promise, to build on insights gained from numerous and frequently imperfect data points in selecting the compounds most likely to treat the target disease, even though the target disease itself is not completely understood (both as to what causes that disease and how the disease manifests itself), and to avoid being mislead by false indicators. These efforts all take place in increasingly competitive environments in which many companies are often simultaneously trying to apply their resources and insights to the same targets and challenges. How well a particular company marshals its resources to attack an issue will often determine its success. Because it is impractical, if not impossible, to do everything imaginable to acquire sufficient knowledge to assure success in meeting these challenges, intuition, untested assumptions and luck can sometimes play a significant role in determining a particular company's success.

         The Company particularly cautions investors that any decision to commence clinical trials in humans based on the results of preclinical work in in vitro assays and animal models does not necessarily mean that the results achieved in human clinical studies will be similar to those achieved in the preclinical models. A central issue in all pharmaceutical development is how well a particular in vitro assay or preclinical animal model selected by the investigator predicts the effectiveness of a drug candidate in treating the target disorder in humans. While well-developed and well-tested models exist for some disorders, often it is not possible to know with certainty the predictive quality of a model until results in humans are obtained. In some cases, it turns out that the selected model does not accurately predict the effect of a drug candidate in humans or whether the product is safe to use in humans at all.

         In clinical testing of compounds selected for development, the Company, as do other companies developing pharmaceutical products, faces challenges in several areas. In the clinical trial initiation phase, these factors include creating a sound study design that will as effectively and efficiently as possible reveal the safety and efficacy of a particular compound and then finding appropriate clinical investigators who can identify and recruit patients and follow the clinical protocol. Each clinical trial itself contains the risk that a compound will not produce positive clinical results in the study population or that it will produce ambiguous or mixed results in which the benefits of the compound do not clearly enough outweigh any adverse side effects, or that judgments will have been incorrect about how large the study population needed to be to demonstrate the effects of the compound. When clinical trials for a compound are completed, a vast quantity of data on a wide range of topics must be assembled in a manner that will give regulatory authorities the basis, following intense review by the FDA and comparable regulators in other countries, to decide whether or not to approve the product for marketing. Inherent in the regulatory review process is the risk that the particular regulatory agency will not find sufficiently reliable the methods which the company selected or that such agency may place different weight on various factors and results than the developing company did. In addition, when another company's product is already on the market to treat the target indication, the company developing a new drug for the same indication faces additional challenges, including demonstrating that the new product has superior properties. Because the regulators in various countries operate under different regulatory systems and approaches, their decisions and requirements with respect to the clinical testing of a compound may vary from one country to another. These issues and a company's inability to address them adequately may lead the regulatory authority to put limits on how or for what indication a compound can be marketed, which directly affects a product's commercial success. Failure to deal with these factors to the satisfaction of the regulatory authority can also lead to the denial of approval to market a product.

         All of these factors and others combine to make drug development extremely challenging and competitive. At the same time, these factors contribute to the significant rewards and satisfaction that can accrue to the personnel and stockholders of a company that successfully overcomes the challenges of drug discovery and development and creates a new pharmaceutical agent.

Products to Treat Acute Illness

         The two  leading  products  for which Scios is  performing  the primary development activities, AURICULIN(R) anaritide and NATRECOR(R) BNP, have resulted from the Company's program in natural human peptides that improve kidney and heart function.

         AURICULIN(R) anaritide. AURICULIN is a synthetic version of a human hormone, atrial natriuretic peptide ("ANP"), which is produced in the heart and has a range of biological activities known to be important in kidney and heart function, including increasing the elimination of water and salt from the body. ANP improves kidney function by increasing blood flow into the filtration units of the kidney and restricting blood outflow.

         In May 1995, the Company announced the results of its initial Phase III clinical study of AURICULIN for the treatment of acute renal (kidney) failure
("ARF"). AURICULIN did not reduce the need for dialysis in the broad patient population, nor did the drug reduce mortality. The initial phase III study did demonstrate, however, that AURICULIN significantly reduced the need for dialysis in a prospectively-defined subgroup of patients suffering from oliguric ARF (patients with abnormally low urine output). The placebo-controlled double-blinded study involved 504 patients at more than 60 centers. The primary clinical endpoint in the initial Phase III study was a reduction in the need for kidney dialysis in ARF patients. The study was also designed to evaluate AURICULIN's potential for decreasing mortality and to increase 21-day dialysis-free survival in such patients. The oliguric subgroup represented approximately 24% of the 504-patient study. In the 120 oliguric ARF patients, dialysis was required in 64% of the patients receiving AURICULIN compared to 87% of the patients receiving placebo, a 26% reduction (p=0.005). Treatment with AURICULIN also significantly increased the number of oliguric patients who survived for 21 days without requiring dialysis (dialysis-free survival) from 8% in the placebo-treated patients to 27% in patients treated with AURICULIN (p=0.008). Treatment with AURICULIN did not significantly reduce mortality in oliguric patients. Based on these results, discussions with the Food and Drug Administration, and quantitative market research indicating that oliguric ARF affects up to 80,000 patients in the United States each year, in October 1995, Scios initiated a second phase III clinical study of AURICULIN for the treatment of oliguric ARF. The study will enroll approximately 250 patients and is expected to be conducted at 60 to 80 centers throughout the United States and Canada. The primary clinical endpoint of the study is 21-day dialysis-free survival. The study is designed to demonstrate whether patients with oliguric ARF treated with AURICULIN have a higher rate of dialysis-free survival than patients receiving a placebo. The study is also designed to evaluate the number of oliguric ARF patients requiring acute dialysis at 14 days and patient mortality at 21 days following treatment. As with all clinical studies, Scios is not able to predict whether the results of the second phase III study begun in October will be similar to those achieved in the first phase III study or sufficient to achieve marketing approval.

         On December 30, 1994, the Company entered into a Collaboration Agreement (the "Collaboration Agreement") with Genentech, Inc. ("Genentech") relating to the joint development and commercialization of AURICULIN for use in the treatment of ARF. The Collaboration Agreement provides for the parties' co-promotion of AURICULIN in the United States and Canada and gives Genentech exclusive marketing rights in countries other than the United States and Canada (the "Licensed Territory"). Scios will receive royalties on sales in the Licensed Territory, a $30 million milestone payment upon receipt of United States regulatory approval, and additional payments of up to $20 million upon obtaining regulatory approvals and achieving certain sales levels in other designated markets.

         The Company will bear the development costs of AURICULIN until the receipt of regulatory approval in North America. Thereafter, all costs of development and promotion within North America will be shared equally between the two parties. Genentech will bear all costs for development and promotion within the Licensed Territory.

         If the Company does not file a New Drug Application ("NDA") for AURICULIN by December 31, 1997, or if, within 60 days of such filing, the FDA has not accepted for review an NDA which was filed by December 31, 1997, Genentech has the option of (i) electing to bring NATRECOR or another natriuretic peptide product under development by Scios into the Collaboration Agreement for use in the treatment of ARF or (ii) terminating the Collaboration Agreement. This option could limit the Company's ability to enter into collaborative arrangements on NATRECOR or any other natriuretic peptide product until the expiration of such deadlines. If Genentech were to elect to bring a product into the Collaboration Agreement in place of AURICULIN, the milestone payments due with respect to such product would be reduced significantly.

         Looking forward, there can be no assurance that the Company will ever receive the requisite regulatory approvals to market AURICULIN or receive the milestone payments called for by the Collaboration Agreement. In part, the latter will depend on Genentech's assessment of the product's performance and potential, which could differ from Scios' assessment. In addition, there can be no assurance that AURICULIN (or any other product developed under the Collaboration Agreement) will generate sufficient, if any, revenue (through milestone payments, sales, royalties, or otherwise) to offset the development and promotion costs incurred. These and other statements about AURICULIN are forward-looking within the meaning of the PSLRA-95 and actual results achieved by the Company may vary. The actual results and time frame over which they are achieved by the Company will be determined by numerous factors, principally including the safety and efficacy of AURICULIN, which is to be determined in the second pivotal Phase III trial currently being conducted, the Company's success in enrolling patients in a timely manner, and the scope of any regulatory approval for AURICULIN, which will require the regulators' acceptance of the Company's work in a wide variety of areas in the development of AURICULIN and depend on the regulators' analysis and interpretation of the clinical trial results. See "Business -- Product Development Activities and Risks" for a further discussion of these factors and their potential impact on commercialization of the Company's products.

         Concurrent with the signing of the Collaboration Agreement, Genentech made (i) a $20 million equity investment in Scios by purchasing a new class of nonvoting preferred stock and (ii) a $30 million loan commitment, which the Company may draw against at any time through December 2002. See Note 2 of Notes to Consolidated Financial Statements.

         Scios has received from the FDA Orphan Drug designation of AURICULIN in ARF. See "Business -- Government Regulation." In March 1994, the Company entered into a long-term supply agreement pursuant to which a third party has been contracted to produce bulk form AURICULIN for Scios via a synthetic process. See "Business -- Manufacturing."

         Scios' scientists were among the first groups to clone the gene encoding human ANP, and the Company has produced the hormone synthetically and using recombinant DNA technology. Scios has a worldwide, semi-exclusive license to patent rights of Merck & Co., Inc. ("Merck"), including an issued United States patent covering the ANP product currently under development by Scios. This license is royalty free in the United States. The patent licensed to Scios was issued to Merck at the conclusion of an interference proceeding that also involved Scios' patent application covering human ANP. The patent, which is due to expire in August 2007, allows the Company and Merck to prevent others from marketing Scios' form of ANP in the United States. The Company also has an exclusive license under the ANP patent rights of Queens University. These patent rights include an issued European patent which covers numerous forms of ANP, including that being developed by the Company. This European patent terminates in December 2003. See "Business -- Patents and Proprietary Rights" for a further discussion of the patent situation for AURICULIN.

         Scios reacquired rights to AURICULIN from Wyeth-Ayerst Laboratories, a division of American Home Products Corporation ("AHP"), in 1989. As consideration for the reacquired rights, the Company made an initial payment to AHP and agreed to make additional payments out of amounts received by Scios (exclusive of research and development funding) upon completion of licensing or other arrangements for the commercialization of AURICULIN. Approximately $5.7 million in milestone payments remain to be paid to AHP if AURICULIN is approved for marketing. Scios' initial research on AURICULIN was funded by Biotechnology Research Partners, Ltd. ("BRP"), to whom Scios owes certain payments upon the commercialization of AURICULIN. See Note 10 of Notes to Consolidated Financial Statements.

         NATRECOR(R) BNP. During 1994, Scios conducted Phase I/II clinical studies of NATRECOR for the treatment of acute congestive heart failure ("CHF"). The results of the Phase I/II studies demonstrated significant improvements in key measures of heart function following treatment with NATRECOR. Based on these preliminary studies, in October 1994, the Company initiated Phase II studies for the treatment of acute CHF. These studies include several dose-ranging and safety trials and are expected to enroll approximately 200 patients. Contingent on the results of these trials, Scios hopes to begin Phase III efficacy studies of NATRECOR for acute CHF in 1996. This discussion of NATRECOR includes forward-looking statements within the meaning of the PSLRA-95, which are based on current information. Many factors could cause actual results to differ from those described in these forward-looking statements, principally including the rate of patient enrollment in the NATRECOR trials, the occurrence of unexpected and severe side effects, the Company's ability to select a dosing regimen that optimizes the performance of NATRECOR, and the degree of efficacy of NATRECOR as shown in the various studies the Company is conducting. The current Phase II clinical studies are expected to be completed in the first half of 1996, at which point the Company will analyze the results and decide what future development activities, if any, are appropriate. See "Business -- Product Development Activities and Risks" for a further discussion of factors that can impact the Company's commercialization of its products, including NATRECOR.

          Acute CHF affects over one million people annually in the United States. Because the market for treatment of CHF is very competitive, the Company's success in commercializing NATRECOR will be particularly dependent not only on strong clinical data but on its ability to produce NATRECOR cost effectively. As a result, the Company is analyzing alternative methods of manufacturing NATRECOR and expects to shift from using synthetically-produced NATRECOR to using material produced by recombinant expression. This change to producing material recombinantly will create additional challenges for the development of NATRECOR. See "Business -- Manufacturing."

         The Company  believes  that it was the first to discover  human  b-type natriuretic peptide ("BNP"), whose gene it cloned in 1988, as a part of its program in natural human peptides that improve heart and kidney function. Like ANP, BNP is made in the heart, and preclinical studies at the Company and elsewhere suggest that BNP has biological effects similar to ANP in increasing the elimination of salt and water from the body, dilating blood vessels, and decreasing the secretion of other hormones which lead to blood vessel constriction and elevated blood pressure. The Company has an issued United States patent covering human BNP, which has a term through May 2009. This and other United States patents issued to Scios are subject to possible extension due to time taken up in the regulatory approval process. In addition, all issued patents are subject to the risk that they may be challenged by another entity which may result in a court invalidating the patent. See "Business -- Patent and Proprietary Rights."

         Other Research. The Company also conducts exploratory research from time to time on other agents and on new applications of agents under development by the Company for other indications. Such projects include the Company's research exploring novel applications for serine protease inhibitors and for FIBLAST. The challenges and risks the Company faces in developing pharmaceutical products are discussed in "Business -- Product and Development Activities and Risks." In 1995, the Company and collaborators began investigating FIBLAST in preclinical models of several acute-care indications, including stroke, coronary revascularization and peripheral revascularization. Based on the results in these preclinical models, in early 1996, the Company announced that it would conduct a Phase I/II clinical trial in the use of FIBLAST to treat stroke. The Company is also providing FIBLAST to the National Institutes of Health ("NIH") to support a clinical trial NIH is conducting in coronary revascularization. Preclinical work in peripheral revascularization is ongoing. See "Business -- Products Being Developed in Collaboration with Others -- Tissue Repair."

         Proteases are biological processing agents that operate to cut proteins into pieces variously triggering or affecting their function. Serine proteases are a major class of proteases. In its serine protease inhibitors program, the Company is attempting to develop molecules that inhibit specific serine proteases. Lead compounds being tested in preclinical models appear to have potential application in reducing complications associated with major cardiovascular and inflammatory diseases.

         Cell adhesion inhibitors are small-molecule compounds that inhibit certain white cells, called neutrophils, from adhering to cells that line blood vessels, an early step in the inflammatory process. This area of research is the continuation of research and efforts to develop a class of compounds, called leumedins, for the inhibition of neutrophil adhesion. Nova, and later Scios, conducted early-stage clinical studies on leumedins, primarily leumedin compound NPC 15669. In 1993, the Company determined that the safety profile of NPC 15669 did not warrant further clinical development of that compound and, since 1994, the Company has focused its research efforts in this area on development of second-generation compounds, called cell adhesion inhibitors, with potential application in cardiovascular and inflammatory disorders. The Company has an issued United States patent and pending United

States and foreign applications covering certain classes of cell adhesion inhibitor compounds of potential use in treating inflammatory conditions.

         The Company has also conducted a research project on bradykinin antagonists. The effort on the project was reduced in 1995 and the scope of the Company's ongoing effort is under review in 1996. The bradykinin antagonist project was undertaken by Nova on behalf of Nova Technology Limited Partnership ("NTLP"), a limited partnership that funded Nova's research and development of certain projects. In December 1992, the Company exercised an option to acquire all of the limited partnership interests of NTLP in exchange for Common Stock and contingent royalty payments based on future product sales. The Company and its licensees remain obligated to fund further development of the products previously developed on behalf of NTLP (the bradykinin antagonist project and certain drug delivery projects, which drug delivery products have been licensed to third parties), unless Scios determines, in its reasonable judgment, that the products to be funded are not commercially viable and technically feasible from Scios' perspective. See Note 10 of Notes to Consolidated Financial Statements.

Products Being Developed in Collaboration with Others

         The Company  plans to continue the  development  of  therapies  for the treatment of chronic conditions primarily under the sponsorship of corporate partners. Continued funding and participation by the Company's corporate partners under joint development and licensing agreements will depend not only on the timely achievement of research and development objectives by the Company, which cannot be assured, but also on each corporate partner's own financial, competitive, marketing and strategic considerations and overall attitude towards engaging in outside collaborations. Under several of its joint development and license agreements, Scios relies on its corporate partners to conduct preclinical and clinical trials, to obtain regulatory approvals, and to manufacture and market products. Although the Company believes that its corporate partners will have an economic incentive to meet their contractual responsibilities, the amount and timing of resources devoted to these activities generally will be controlled by the corporate partner. The recent wave of mergers among the established pharmaceutical companies and the downsizing and shift in research strategy that often follows these mergers have underscored the fact that corporate partners can change their strategy, and may sometimes drop entirely the collaborations they or their predecessor have had with other companies.

         Tissue Repair

         FIBLAST(R) trafermin. FIBLAST trafermin is Scios' form of human basic fibroblast growth factor, an agent that has been shown to promote angiogenesis (the growth of new blood vessels) and directly stimulate the growth of connective tissue, as well as the outer layer of skin.

         Since 1988, research and development of FIBLAST has been conducted by both Scios and Kaken Pharmaceutical Co., Ltd. ("Kaken"), the Company's corporate partner in Japan. Pursuant to a 1988 agreement, Kaken has exclusive rights to develop and market FIBLAST for all indications in Japan, Korea, Taiwan, Hong Kong and the People's Republic of China. The Company receives research and development support payments, is entitled to receive additional payments as regulatory milestones are met, and will receive royalties on any sales of FIBLAST products by Kaken. In 1994, the Company and Kaken signed a series of agreements expanding the 1988 agreement. Under the 1994 agreements, Scios will manufacture FIBLAST for the next several years for use by Kaken. The agreements also establish a manufacturing process development collaboration between the companies and provide Kaken with a license to Scios' manufacturing technology for FIBLAST. It is intended that Kaken be able to manufacture FIBLAST for its own use in the future. Under the 1994 agreements, Kaken will make payments to Scios for the supply of material, the process development collaboration, and the license to FIBLAST manufacturing technology.

         Kaken conducted two Phase III trials in Japan for evaluation of FIBLAST in recalcitrant wounds. Kaken is analyzing the results of these studies and assembling a complete set of data related to FIBLAST and its manufacture with a view to filing an NDA in Japan for this indication. Kaken's decision on this filing is expected to be made in 1996 and will depend in large measure on the results obtained in the trials Kaken has conducted and the acceptability of the manufacturing section of the NDA that Scios is preparing for Kaken. Before it may begin to market FIBLAST in Japan, Kaken must obtain approvals from the Japanese authorities with respect to the NDA for FIBLAST in the target indication and also for product pricing in Japan. Obtaining these approvals is a complex process involving a thorough review of the comprehensive set of data that Kaken is required to submit. Approval for Kaken to market the product in Japan will require that the Japanese authorities reach the conclusion that such data demonstrate to the regulators' satisfaction that FIBLAST is safe and effective in the treatment of recalcitrant wounds. Although Japanese regulators will apply Japanese standards and practices in reviewing Kaken's NDA seeking approval to market FIBLAST, Kaken faces many of the same challenges and factors that are discussed in "Business -- Product Development Activities and Risks."

         Following the Company's completion in 1993 of Phase II clinical trials of FIBLAST in the United States for the treatment of recalcitrant wounds (pressure sores and neuropathic ulcers), the Company determined not to fund additional clinical studies of FIBLAST for chronic illnesses, except under sponsorship of a corporate partner. This decision was driven by the cost of the extensive clinical trial program expected to be required for approval of such a product in the United States. To date, the Company has not entered into such a partnership for the development of FIBLAST in the United States for the treatment of recalcitrant wounds. Scios is also conducting research on the use of FIBLAST for treatment of certain acute illnesses. Scios is seeking a corporate partner to co-develop FIBLAST with Scios for these acute indications. As in the Company's agreement with Genentech on AURICULIN, such an agreement is likely to involve a license by Scios outside of the United States and may involve a co-development relationship in the United States and perhaps other parts of North America. While the Company is seeking a partner for FIBLAST, there can be no assurance that one will be obtained on terms acceptable to the Company. See "Business -- Products to Treat Acute Illness -- Other Research."

         The Company is obligated to make payments to Organon International ("Organon") based on amounts received by Scios upon commercialization of FIBLAST. Approximately $1.9 million remain to be paid under the obligation, which stems from the Company's 1989 reacquisition of certain FIBLAST rights previously licensed to Organon. The basic research on FIBLAST was funded by Biotechnology Research Partners, Ltd. ("BRP"). See Note 10 of Notes to Consolidated Financial Statements. See also "Business -- Patents and Proprietary Rights" for a discussion of FIBLAST patent issues.

         Alzheimer's Disease

         (beta)-Amyloid Precursor Protein. In July 1992, Scios formed a research alliance with Marion Merrell Dow, Inc. ("MMD") to jointly develop new therapies for Alzheimer's disease. The program is focusing on developing pharmaceuticals that prevent the formation of (beta)-amyloid deposits in the brain. MMD merged with Hoechst Roussel in 1995 to form Hoechst Marion Roussel, Inc. ("HMR"). For a discussion of the potential impact of such a merger on the priorities of a corporate sponsor such as HMR, see the opening paragraph of this section "Business -- Products Being Developed in Collaboration with Others." HMR will have exclusive worldwide rights to develop and market Alzheimer's drugs discovered by the alliance, if any. HMR is funding the ongoing work at the Company in this field. In addition, Hoechst Roussel was conducting research in the Alzheimer's field prior to the merger creating HMR and the degree to which this Hoechst Roussel research will impact or be excluded or included in the program with Scios has yet to be analyzed fully. In addition, HMR could decide that it no longer wishes to collaborate with Scios as of the end of their current research commitment which extends through June 1997. If a product from the collaboration on Alzheimer's disease advances into development and commercialization by HMR, the Company would receive substantial milestone payments and royalties. In 1995, the Company was issued a United States patent covering transgenic mice that develop brain tissue deposits characteristic of those found in humans with Alzheimer's disease, which technology is one of the bases for the parties' collaboration.

         Metabolic Disorders

         Insulinotropin. Through its former subsidiary, Metabolic Biosystems, Inc., the Company developed insulinotropin in collaboration with Pfizer Inc ("Pfizer"). For several years, Pfizer has been conducting various Phase II clinical trials to assess the use of insulinotropin for the treatment of Type II diabetes. Insulinotropin appears to be a potent peptide that stimulates insulin release when blood sugar levels are above normal. Type II diabetics do not release enough insulin from the pancreas when blood glucose levels rise in response to eating a meal and become progressively more resistant to insulin action in stimulating glucose uptake by muscle and fat tissue. Insulinotropin controls blood glucose levels in Type II diabetics by stimulating insulin release and perhaps by overcoming insulin resistance. Present therapies for Type II diabetics include insulin injections and oral hypoglycemic agents, which can induce dangerously low blood sugar levels. If insulinotropin stimulates insulin release only when blood sugar levels are above normal, it may have a lower risk of this serious side effect. The Company has produced insulinotropin synthetically and using recombinant DNA technology.

         The Company holds an exclusive license to patent applications covering insulinotropin held by Massachusetts General Hospital, which rights were licensed to Pfizer as part of the research collaboration. A United States patent licensed exclusively to the

Company covers the form of insulinotropin being developed by Pfizer under license from the Company. The term of the patent extends through June 2009. An additional issued patent and a pending application cover other forms of insulinotropin.

         Under the parties' original collaboration agreement, Pfizer had the right to commercialize products on an exclusive, worldwide basis under a royalty-bearing license. In early 1994, Scios and Pfizer amended the terms of their collaboration agreement. Scios agreed to reduce future royalties and surrender co-marketing and manufacturing rights in exchange for the addition of product development milestone payments to Scios. As a part of the amendment, Pfizer also terminated its rights to other technologies developed in the collaboration.

Additional Projects

         The Company has from time to time pursued product development activities outside of the focus areas described above, some of which programs are discussed below. Scios intends to divest or otherwise leverage technologies which it concludes are not central to its long-term business strategy.

         BNP Diagnostic. Third-party researchers have determined that the level of circulating brain natriuretic peptide (BNP) may be a good basis for a diagnostic to identify and track patients suffering from congestive heart failure. Scios has licensed to Shionogi and Co., Ltd. ("Shionogi") the right under the Company's patent position on BNP to develop diagnostic products for Japan in exchange for royalties on product sales. In 1994, Shionogi received Japanese regulatory approval to market a radioimmunoassay diagnostic kit employing the technology, but as of February 1996 had not yet received the necessary pricing approval from Japanese regulators to begin marketing the diagnostic kit. Scios is now seeking to enter into agreements with other companies to commercialize this application of its BNP patent rights in additional territories.

         CNS Disorders; Guilford Pharmaceuticals. In June 1994, Guilford Pharmaceuticals Inc. ("Guilford"), at that time a majority-owned subsidiary of the Company, completed an initial public offering of $15 million of common stock to pursue the development of pharmaceutical products for the treatment of diseases of the central nervous system (CNS). As a result of the offering, Scios' ownership interest in Guilford was reduced to approximately 29%. A subsequent offering in August 1995 reduced Scios' ownership to approximately 16%, and a recently-completed offering in March 1996 has further reduced Scios' ownership to approximately 12%. Scios had previously transferred to Guilford certain neuroscience technology originally developed by Nova, and had licensed to Guilford the GLIADEL(R) implant project and related drug delivery technology described below for application in the treatment of tumors of the central nervous system and cerebral edema ("Guilford Field"). Guilford is using the funding it has raised in the public market to develop products based on these technologies. The most advanced Guilford product is GLIADEL, for which Guilford filed an NDA in the United States in early 1996.

         Drug Delivery Systems. Prior to the Merger, Nova had been developing certain drug delivery systems. Its two most advanced projects were the GLIADEL implant to treat primary brain cancer and the SEPTACIN(R) implant for the treatment of osteomyelitis, a serious bone infection. These projects were developed pursuant to a license agreement with the Massachusetts Institute of Technology ("MIT") relating to MIT's BIODEL(R) drug delivery technology. As noted above, the Company licensed a portion of the drug delivery technology, including GLIADEL, to Guilford. In 1994, the Company licensed to another third party the drug delivery technology, including SEPTACIN, for all uses outside the Guilford Field. Scios thereafter assigned its BIODEL license rights back to MIT, which will administer these licenses. The Company and MIT will receive royalty and milestone payments under the license agreements with Guilford and the other licensee as products are developed. The licensees are also obligated to meet certain diligence standards in pursuing development of their respective product candidates. The GLIADEL and SEPTACIN projects were undertaken by the Company on behalf of Nova Technology Limited Partnership, the limited partnership that funded Nova's research and development on these projects. See Note 10 of Notes to Consolidated Financial Statements for a description of the Company's payment obligations to former limited partners.

         Human Lung Surfactant ("hLS"). In early 1996, the Company entered into an agreement with Byk Gulden Pharmazeutika ("Byk Gulden"), transferring to Byk Gulden all of the Company's interest in a portfolio of issued patents on the protein components of lung surfactant, some of which were based on Scios' own work and some of which Scios had obtained under an assignment of patents and patent applications owned by Children's Hospital Medical Center of Cincinnati. The Company received an initial payment and will receive additional fixed payments if Byk Gulden commercializes an hLS product. Scios will not receive royalties on sales by Byk Gulden.

Marketing and Sales

         Once they have been approved for marketing, the Company ultimately intends to sell certain of its proprietary products in the United States through its own sales force for some or all approved indications. This could be done by the Company alone or jointly with other companies, such as is the case for the Company's co-promotion agreement on AURICULIN with Genentech. Presently, Scios generates revenues by marketing products that were developed by others.

         Third-Party Products. The Company has a sales force of approximately 85 representatives who are employed exclusively by the Company and work on a part-time basis marketing psychiatric products. The Company currently markets in the United States four psychiatric products under license from SmithKline Beecham Corporation ("SB") and co-promotes a fifth product distributed by Ortho-McNeil Pharmaceutical ("Ortho-McNeil"), an affiliate of Johnson & Johnson.

         Since 1993, the Company has jointly promoted with Ortho-McNeil HALDOL(R) Decanoate (haloperidol) for the treatment of schizophrenia. Under the agreement, the Company receives quarterly payments based on total sales of the product. Ortho-McNeil manufactures and distributes HALDOL, and generally indemnifies Scios against product liability claims. The five-year agreement may be extended up to an additional three years upon the Company's attainment of revenue goals. In 1995, HALDOL faced significant competition from RISPERDAL(R), a newly-launched product of another company.

         The Company has exclusive rights to market the following SB products in the United States: THORAZINE(R) (chlorpromazine) and STELAZINE(R) (trifluoperazine) for the treatment of schizophrenia, ESKALITH(R) and ESKALITH CR(R) (lithium) for the treatment of manic depressive illness, and PARNATE(R)
(tranylcypromine) for the treatment of depression (collectively, the "SB Products"). SB currently manufactures and distributes the SB Products. SB may discontinue manufacturing one or more of the products if it gives the Company at least 12 months' notice, in which case Scios has the right to manufacture such product(s). SB is responsible for all ancillary matters relating to sales of the SB Products (including various administrative tasks), for the maintenance in good standing of all new drug applications with respect to the SB Products, and for the maintenance of product liability insurance with respect to the SB Products. The agreement also grants Scios certain rights to indemnification from SB for product liability claims. The Company is obligated to spend certain amounts for marketing support based on the prior year's net sales and to reimburse SB for certain third-party royalty payments. Scios pays SB 40% of the Company's net profits (as defined in the Company's agreement with SB) from United States sales of the SB Products. See Note 2 of Notes to Consolidated Financial Statements.

         The SB Products have a well-established reputation; however, unit volume for certain products has been eroding and can be expected to continue to erode due to competition from generic products sold at substantially lower prices. This is a forward-looking statement within the meaning of the PSLRA-95. Numerous factors will influence the degree of impact that competitive products have on the Company's revenues from the SB products, including the success of the Company's marketing strategies and efforts, the amount of the difference in price from competing products, and the marketing effort by third parties on competing products. Although past decreases in unit sales have been partially offset by price increases, there can be no assurance that the market will accept any additional price increases. Among the SB Products, the Company has placed particular marketing emphasis on those product formulations, such as ESKALITH CR (a controlled release formulation), where no generic equivalents are available.

     Scios plans to acquire or license from third parties additional products that can be promoted by the Company's sales force. The Company will consider not only additional psychiatric products, but also products in other therapeutic areas. Except for historical statements, this section entitled "Marketing and Sales" contains forward-looking statements within the meaning of the PSLRA-95. Although the Company is actively seeking to acquire additional product rights, numerous factors will determine whether and when the Company is able to do so and then the degree to which the Company realizes net revenue contribution from marketing such additional products. Factors influencing the availability of such additional products on terms favorable to the Company include the ability of the Company to demonstrate success under its current agreements, the willingness of other companies to enter into such agreements with the Company, which will be based in part on where such companies elect to deploy their own marketing resources, and competition from other companies offering marketing assistance similar to that offered by the Company.

         Proprietary Products. The Company currently plans to participate in marketing certain of its proprietary products in the United States when and if approved by the FDA. This section on Proprietary Products describes challenges the Company faces in developing the capability to market successfully its own products. Except for descriptions of historical information, this discussion contains forward-looking statements within the meaning of the PSLRA-95. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Numerous factors, including those discussed below, could cause actual results to differ from those described in these forward-looking statements. Under certain circumstances, the Company could abandon its plans to market certain of its own products in the United States in favor of granting outright licenses of its products and technology. The Company has pursued (and expects to pursue for the foreseeable future) a strategy of entering into licensing arrangements with other companies as the means to make its products available outside of the United States.

         Scios believes that its experience in marketing third-party products under arrangements such as those described above will prove useful when it prepares to market its own products. However, to date, Scios' marketing experience has been limited to psychiatric products, and the Company does not currently have the resources to market the products it is seeking to develop. The commercialization of the Company's major products will require significant financial resources, as well as sales, marketing and distribution capabilities. In order to provide funds and expertise to meet these requirements, the Company will consider entering into additional corporate partnerships with established pharmaceutical companies, as it has with Genentech for the co-promotion of AURICULIN. There can be no assurance that the Company will be able to enter into such partnerships on favorable terms or develop such a marketing capability on its own. Scios believes that such collaborations may enable it to speed the timing of product launch and increase market penetration of selected new therapies. However, such a partnering arrangement could also result in a lower level of income to Scios than if it marketed the products entirely on its own. See "Business -- Product Development Activities and Risks."

         The Company's ability to commercialize its products successfully may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers and other organizations. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products. Market acceptance of Scios products would be adversely affected if adequate coverage and reimbursement levels are not provided for approved uses of Company products. In addition, in view of expressed governmental concerns over drug prices and other healthcare costs, there can be no assurance that future government and private cost control initiatives will not adversely affect the Company's ability to maintain price levels on its products sufficient to realize an appropriate return on development efforts.

Manufacturing

         Scios has concentrated its resources on product discovery and development prior to investing substantially in manufacturing capability. To date, the Company has produced in its own facility only FIBLAST in limited quantities sufficient for clinical trials and relies on third parties for the manufacture of other products, including AURICULIN and NATRECOR. Scios has a production facility which it believes enables it to produce FIBLAST and potentially other products for itself and others under requirements for current Good Manufacturing Practices ("cGMP"). The Company does not currently possess the staff or facilities that may be necessary to manufacture any product in commercial quantities that may be required in the long term. The strategy of building or acquiring commercial-scale manufacturing facilities or utilizing third-party facilities only as the need arises carries with it certain risks, as there can be no assurance that such facilities can be built, acquired or used on commercially acceptable terms or that Scios will be able to meet manufacturing quantity and quality requirements through the use of such arrangements.

         AURICULIN is currently produced by third-party manufacturers under contract to Scios. The Company has a long-term agreement for the supply of AURICULIN in bulk form, and has fill and finish services performed by another third party. The Company believes that it would not be cost effective to qualify alternate suppliers at this time. However, an inability of either the Company's bulk or fill and finish manufacturer to provide material to Scios on a timely basis would cause delays in supply that could have a material adverse effect on the Company's business. To date, the Company has also engaged third parties to manufacture clinical supplies of NATRECOR via a synthetic process. The Company is also developing with Biochemie Gesellschaft m.b.H. of Austria, a unit of Sandoz Ltd., the recombinant process for the long-term production of NATRECOR. The Company will need to introduce such material into its clinical program on a basis acceptable to regulatory authorities. This may impact the timeline for the development of NATRECOR and, if approved, the timing on which material produced by the recombinant process can begin to be used for sale. Creating a low cost manufacturing capability for NATRECOR and smoothly integrating product produced by such method into clinical development activities are expected to be keys to commercializing this product successfully and on a timely basis. Failure to do so could adversely impact the commercial success of the product. See "Business
- -- Competition."

         To the extent Scios may from time to time have capacity available in its production facility, it intends to pursue opportunities to perform contract manufacturing for third parties. In 1994 and 1995, the Company produced for third-party customers pharmaceutical grade supplies of products of interest to such third parties.

         Ortho-McNeil manufactures HALDOL, and SB manufactures the SB Products. If SB were to discontinue manufacturing the SB Products and the Company wished to continue selling the products, the Company would have to develop additional facilities to manufacture independently on a large scale or enter into an arrangement with a third party to manufacture such products. See "Business -- Marketing and Sales."

Patents and Proprietary Rights

         Scios is seeking patent protection for proprietary technology and products in the United States and abroad to prevent others from unfairly capitalizing on its investment in research. Other companies engaged in research and development of new health care products based on biotechnology also are actively pursuing patents for their technologies, which they consider to be novel and patentable. Scios also relies and will continue to rely upon trade secrets and know-how to develop and maintain its competitive position. There can be no assurance, however, that others will not develop similar technology or that confidentiality agreements on which the Company relies to protect trade secrets will be honored.

         The Company currently owns or holds exclusive rights to approximately 42 issued United States patents and 38 United States patent applications pending covering its proprietary technology and products. The Company also files foreign applications corresponding to most of its United States applications. Scios' issued patents include patents on AURICULIN, NATRECOR, FIBLAST, cell adhesion inhibitors, bradykinin antagonists, and insulinotropin. The Company's patent position with respect to certain principal products under development is described above. See "Business -- Product Development Activities and Risks." If a patent issues prior to marketing approval, as has been the case with all of the Company's issued patents to date, Scios can apply for extension of the patent term for a limited period of time to make up for a portion of the patent term lost to the regulatory approval period. The actual period of the extension varies but generally cannot exceed five years. In certain of its third-party agreements, the absence of a patent covering a product licensed by Scios could reduce the royalties due to the Company under the agreements.

         Except for historical descriptions, this section entitled "Patent and Proprietary Rights" contains forward-looking statements under the PSLRA-95. Actual results will vary depending on numerous factors, many of which are discussed. Investors should appreciate that the patent position of biotechnology and pharmaceutical firms is generally highly uncertain and involves complex legal and factual questions. Although Scios believes it has strong patent positions on certain of its products, there can be no assurance that any patent will issue on pending applications of the Company, or that any patent issued will afford the Company significant commercial protection against competitors for the technology or product covered by it, or that patents will not be infringed upon or designed around. Third parties have filed applications for, or have been issued patents relating to, products or processes which are similar to or competitive with certain of the Company's products or processes. Scios is incurring and expects to continue to incur substantial costs in interference proceedings and in defending the validity or scope of its patents or in challenging the validity or scope of competing patents. The Company is unable to predict how the courts will resolve issues relating to the validity and scope of such patents. If any such patent were to be interpreted to cover any of the Company's products and could not be licensed, circumvented or shown to be invalid, the results of Scios' future operations could be materially and adversely affected. Described below are patent positions of other companies of which Scios is aware that potentially overlap the Company's principal research and product development areas discussed above.

         AURICULIN. On June 14, 1988, a United States patent issued to Organogen Medizinisch-Molekularbiologische Forschungsgesellschaft m.b.H. containing claims to biologically active fragments of cardiodilatin, a natriuretic peptide precursor. Scios believes that the claims of the patent may not reasonably be construed to cover the form of ANP being developed by Scios and, to the extent any claims of the patent may be interpreted to cover AURICULIN, reasonable grounds exist for asserting the invalidity of such claims. If any claims of this patent were determined to be valid and construed to cover the form of ANP being developed by Scios, Scios' ability to develop AURICULIN commercially might be hindered or prevented if it were unable to obtain a license. A corresponding patent has been issued by the European Patent Office. This patent is currently involved in an opposition proceeding in Europe in which Scios is participating.

         NATRECOR. Scios has been issued United States and European patents covering human BNP. Scios is aware that Daiichi Pharmaceutical Co., Ltd., Tokyo ("Daiichi") has filed patent applications on porcine BNP in Japan and on human BNP worldwide. The filing dates of the Daiichi applications covering human BNP are later than those of the Company. On July 12, 1995 the European Patent Office issued a patent to Daiichi containing claims that overlap with certain claims of Scios' issued European patent. Scios has filed an opposition to the Daiichi patent. If Scios does not prevail in the opposition proceeding, Scios' ability to develop NATRECOR commercially in Europe might be hindered or prevented if it were unable to obtain a license.

         FIBLAST. In February 1991, a United States patent with one claim covering a form of fibroblast growth factor (FGF) protein was issued to Synergen, Inc. ("Synergen"), which was later acquired by Amgen Inc. In June 1991, a United States patent with one claim covering the DNA for the same form of FGF was issued to Synergen. Based on a review of the publicly-available documents relating to these patents, Scios believes that the Synergen form of FGF or DNA differs from the form of FGF produced by the Company. On August 8, 1995, following a decision favorable to Scios in a patent interference proceeding with the Salk Institute for Biological Studies ("Salk"), Scios received a United States patent covering DNA sequences, expression vectors and microorganisms used in the recombinant production of human basic FGF. Scios also has a pending application covering the recombinant production of human basic FGF, which the United States Patent and Trademark Office has indicated to be allowable.

         In October 1992, a United States patent was issued to Salk which contains claims directed to substantially pure mammalian basic FGF containing the 146 amino acid sequence of bovine basic FGF or a naturally occurring homologous sequence of another mammalian species. If any claim of this patent were determined to be valid and construed to cover Scios' human basic FGF, the Company's ability to develop basic FGF might be hindered or prevented if it were unable to obtain a license. Scios' outside counsel has reviewed the publicly-available documents relating to the Salk patent. Based upon this review, such counsel has opined that, to the extent any claims of the patent may be interpreted to cover human basic FGF, such claims are overly broad and would likely be held invalid by an informed court.

         In May 1994, the European Patent Office issued European Patent No. 0 248 819 to Scios covering recombinantly-produced human trafermin, Scios' form of basic FGF known by the product name FIBLAST. An opposition proceeding has been instituted against this patent by Chiron Corp. and Pharmacia S.p.A. In August 1994, the European Patent Office issued European Patent No. 0 228 449 to Salk covering the 146 amino acid sequence of bovine basic FGF or an equivalent or analog thereof. The Company has filed an opposition to this patent. The results of such opposition proceedings cannot be predicted with certainty.

         In March 1994, the Company obtained a non-exclusive license to make, use and sell FIBLAST under a United States patent issued to Harvard University containing claims to purified cationic (basic) FGF. The Harvard patent is based on a patent application having a filing date earlier than the application which formed the basis for the Salk patent.

     Trademarks. AURICULIN(R), NATRECOR(R)and FIBLAST(R) are registered trademarks of Scios. THORAZINE(R), STELAZINE(R), ESKALITH(R), ESKALITH CR(R) and PARNATE(R) are registered trademarks of SB. HALDOL(R) is a registered trademark of McNeilab, Inc.

Competition

         Competition is intense in the development of biopharmaceutical products, particularly in the development of products through the application of biotechnology. There are numerous companies and academic research groups throughout the world engaged in similar research and development. Some of the Company's competitors, including some of its licensees, are working on products similar to those being developed by Scios, including products in some of the Company's major product areas. Many of these companies have substantially greater financial, marketing and human resources than Scios. With respect to AURICULIN, Scios is not aware of any currently-marketed treatment for ARF but believes other companies are attempting to develop forms of natriuretic peptides for indications similar to those being pursued by Scios. In the case of NATRECOR, a number of products are already marketed for the treatment of acute CHF. Hence, the Company will need to demonstrate strong clinical results and an ability to produce NATRECOR cost-effectively in order to introduce NATRECOR into this competitive market.

         There can be no assurance that technological developments or superior marketing capabilities possessed by competitors will not materially adversely affect the commercial potential of the Company's products. In addition, if the Company commences significant commercial sales of products, manufacturing efficiency and marketing capability are likely to be significant competitive factors. With respect to products no longer covered by patents, such as the SB Products, Scios faces competition from companies offering generic products.

         The Company believes that the competitive success of the Company will be based primarily on scientific and technological superiority, managerial competence in identifying and pursuing opportunities, operational competence in developing, protecting, producing and marketing products, and obtaining timely regulatory agency approvals and adequate funds. Achieving success in these areas will depend on the Company's ability to attract and retain skilled and experienced personnel, to develop and secure the rights to advanced proprietary technology and to exploit commercially its technology prior to the development of competitive products by others. Scios expects that there will be continued competition for highly qualified scientific, technical and managerial personnel. This section entitled Competition contains forward-looking statements within the meaning of the PSLRA-95. Numerous factors, including the factors identified above, could cause actual results to differ from those described in these forward-looking statements.

Government Regulation

         The industry in which the Company participates -- the development and marketing of pharmaceutical products -- is heavily regulated. As is true for all companies developing pharmaceuticals, the Company's research and development activities and the production and marketing of its products are subject to extensive regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. This regulation is a significant factor in the production and marketing of the products resulting from Scios' research and development activities. Testing, production and marketing of pharmaceutical products for human use require approval of the FDA and comparable authorities in other countries. Over the next several years, Scios expects to increase substantially its internal resources and expenditures to meet these requirements for the products it is developing. See "Business -- Product Development Activities and Risks."

         The procedure for seeking and obtaining the required governmental approvals for a new product involves many steps, beginning with animal testing to determine safety and potential toxicity. In addition, extensive human clinical testing is required to demonstrate the efficacy, optimal dose and safety of each product. The time and expense required to perform clinical testing can far exceed the time and expense of developing the product prior to clinical testing. Whether undertaken by the Company or its commercial partners, the process of seeking and obtaining these approvals for a new product is likely to take a number of years and involves the expenditure of substantial resources. In addition, there can be no assurance that any of the Company's products will obtain the necessary approvals on a timely basis, if at all. The regulatory environment is constantly evolving and one of the demands on companies in the pharmaceutical industry is to take account of and anticipate these changes in order to minimize negative impact on the Company or its product development timelines.  As a  developer  of  pharmaceutical  products,  the  Company and its
commercial   partners  must  also  deal  with   differences  in  the  regulatory
requirements of different countries. Although there is an effort at greater harmonization of regulatory standards, differences still impact whether and in what time frame a product may be approved in a particular country, if at all. Because of these differences between countries, approval in one country does not assure approval in another.

         Even if initial FDA approval is obtained for a product, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those initially targeted. Moreover, the FDA may reconsider its approval of any product at any time and may withdraw such approval. In addition, before the Company's products can be marketed in foreign countries, they are subject to regulatory approval in such countries similar to that required in the United States. Except for the continued marketing of the psychiatric products produced by third parties, marketing approval of the Company's first human therapeutic product is not expected before 1997, at the earliest, and significant income will not be generated by the Company until after such approval is obtained. The forward-looking statements within the meaning of the PSLRA-95 in this section are based on current expectations. Actual results may differ from those described above depending on numerous factors, such as changes in regulatory requirements, which may either decrease or increase the burden on the Company, the level of side effects exhibited by the Company's products as compared to their beneficial effects, the speed of regulatory review, and the price the Company is able to charge for its products.

         The Orphan Drug Act currently provides incentives to manufacturers to develop and market drugs for rare diseases or conditions affecting fewer than 200,000 persons in the United States at the time of application for orphan drug designation. A drug that receives orphan drug designation and is the first product to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States for that product claim. However, a drug that is considered by the FDA to be different from a particular orphan drug is not barred from sale in the United States during the seven-year exclusive marketing period. The Company has received from the FDA orphan drug designation of AURICULIN in ARF. Various amendments of the Orphan Drug Act have been considered by Congress from time to time, some of which, if passed, could reduce the benefits to Scios of orphan drug status.

         FDA regulations require that any drug to be tested in humans must be manufactured according to cGMP regulations. This has been extended to include drugs that will be tested for safety in animals, in support of human testing. The cGMPs set certain minimum requirements for procedures, record-keeping and the physical characteristics of the laboratories used in the production of these drugs. In addition, various federal, state and local laws and regulations relating to safe working conditions, laboratory practices, the experimental use of animals, and the storage, use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research work are or may be applicable to such activities. They include, among others, the United States Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Occupational
Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, and the Resource Conservation and Recovery Act, national restrictions on technology transfer, import, export and customs regulations, and other present and possible future federal, state and local regulations. Although the Company believes that its safety procedures for handling and disposing of hazardous materials comply with prescribed regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. The Company may also incur substantial costs to comply with environmental regulations if the Company develops additional manufacturing capacity or otherwise changes its operations. For example, in connection with the closure of its Baltimore research and development facility in 1994 to consolidate such activities at its California headquarters, the Company incurred costs of approximately $370,000 for chemical disposal, storage and related costs. Furthermore, the Company employs third-party contractors who it believes to be reliable to perform certain work in connection with the disposal of hazardous materials generated in the Company's research in compliance with applicable laws. Notwithstanding such reliance, the Company may remain responsible for the materials and the actions of its contractors related to such materials. From time to time, the Company has been notified that certain of its contractors may not have disposed of such materials in full compliance with applicable laws and that the Company may be required to contribute to the cost of environmental clean-up efforts. See Item 3 below and Note 9 of Notes to Consolidated Financial Statements.

Employees

         The Company had 301 employees as of December 31, 1995, of which 164 were engaged in research, product and clinical development and 85 were part-time employees (primarily its sales force).

Item 2.  PROPERTIES

         The  Company's  headquarters  facility  in  Mountain  View,  California consists of three buildings owned by the Company and land occupied under a long-term ground lease. The ground lease rates are fixed through July 2010.
Future minimum ground lease payments over the next five years total approximately $869,000. The three buildings represent 98,000 square feet of office and laboratory space. The Company presently occupies approximately 88,000 square feet and leases the remaining space. The Mountain View facility includes a 13,000 square foot combination process and product development and biological testing facility in which Scios has produced bulk and clinical supplies of FIBLAST. In 1995, the Company leased a 52,000 square foot building in Sunnyvale, California, and is in the process of constructing research laboratories. The Company will relocate its discovery research group to the Sunnyvale facility in mid-1996. The Company's annual lease payments for the Sunnyvale facility are approximately $625,000. The Company expended approximately $5.7 million in capital expenditures in 1995 and anticipates spending approximately $6.0 million in capital expenditures in 1996.

         Prior to February 1995, the Company occupied under lease a total of 57,428 square feet of administrative and laboratory facilities in Baltimore, Maryland (the "Holabird Facility"). In 1994, the Company consolidated its research and development activities at the Holabird Facility with those in California. As a result, the Company laid off certain employees, transferred others to California and, in early 1995, moved its Baltimore commercial operations and clinical groups, previously located at the Holabird Facility, to a new site in downtown Baltimore. In February 1995, Scios purchased the Holabird Facility for $3 million pursuant to an option contained in the lease and also received assignment of the underlying ground lease, which has a term through 2012. During 1995, the Company secured tenants for parts of the facility under short-term leases and is endeavoring to sell the facility. The commercial operations group and certain clinical employees now occupy 7,070 square feet under a five-year lease in Baltimore's Inner Harbor area. The Company's annual lease payments at this facility are approximately $106,000.

Item 3.  LEGAL PROCEEDINGS

         On May 25, 1995, the Company was served with three complaints filed in the United States District Court for the Northern District of California by three stockholders. The actions were filed against the Company and Richard Casey, its Chairman and Chief Executive Officer, on behalf of the individual plaintiffs and on behalf of other purchasers of the Company's stock during the period from October 6, 1993 to May 2, 1995. The complaints, which were combined in August 1995 into a consolidated complaint, allege violations of federal securities laws claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, regarding the Company and clinical trials involving AURICULIN. The complaints seek unspecified compensatory and punitive damages, attorneys fees and costs. On December 1, 1995, the court heard oral argument on defendants' motion to dismiss the complaint. The parties are awaiting the court's decision. Discovery has not yet commenced. The Company believes it has meritorious defenses and intends to defend the lawsuit vigorously.

         On November 29, 1995, the Company was notified by the United States Environmental Protection Agency ("EPA") that it may have a liability in connection with the clean-up of a toxic waste site arising out of the alleged disposal of hazardous substances by a subcontractor of Nova Pharmaceutical Corporation, which was acquired by the Company in 1992. The Company is one of many potentially responsible parties that have been identified as associated with this specific site. The Company is in the process of responding to the EPA's request for additional information on materials disposed of at this site. The ultimate outcome of this action cannot presently be determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                   MANAGEMENT

Executive Officers

    The executive officers of the Company and their ages at March 18, 1996 are as follows:

    Name                                        Age                       Position

    Richard L. Casey                            49                        Chairman of the Board, President and
                                                                          Chief Executive Officer

    Thomas L. Feldman                           45                        Vice President of Commercial Operations

    Elliott B. Grossbard, M.D.                  48                        Vice President of Medical and
                                                                          Regulatory Affairs

    John A. Lewicki, Ph.D.                      44                        Vice President of Research

    Arlene M. Morris                            44                        Vice President of Business Development

    John H. Newman                              45                        Vice President of Legal Affairs,
                                                                          General Counsel and Secretary

    Armin H. Ramel, Ph.D.                       70                        Vice President of Product Development


    Mr. Casey is Chairman of the Board, President and Chief Executive Officer of Scios. He joined Scios in December 1987 as President and Chief Executive Officer, and has served as a Director since that time. Mr. Casey was elected Chairman of the Board in November 1992. From early 1985 to 1987, he was with ALZA Corporation as Executive Vice President and President of ALZA Pharmaceuticals. From 1976 to 1985, he worked for Syntex Corporation. He joined Syntex Laboratories in 1976 as a manager and became director of marketing research in the following year. In 1979, he was named director of sales, in 1981 was promoted to vice president and in 1983 was appointed general manager of Syntex Medical Diagnostics. Mr. Casey began his career in pharmaceuticals as a sales representative for Eli Lilly and Company. From 1968 to 1970, Mr. Casey served in the United States Peace Corps in Ethiopia. Mr. Casey serves on the boards of Guilford Pharmaceuticals Inc., Karo Bio AB, an affiliated Swedish biotechnology company, and VIVUS, Inc., a publicly-traded medical devices company located in Menlo Park, California.

    Mr. Feldman joined Scios in January 1995 as Vice President of Commercial Operations. Prior to joining the Company, Mr. Feldman was responsible for sales and marketing activities in two pharmaceutical companies affiliated with Johnson & Johnson. From 1993 through 1994, Mr. Feldman was National Sales Manager at Ortho Pharmaceutical Corporation. From 1973 to 1993, Mr. Feldman held various sales and marketing positions at McNeil Pharmaceutical, where he most recently served as National Sales Manager from 1990 to 1993.

    Dr. Grossbard joined Scios in 1991 as Vice President of Medical and Regulatory Affairs. Immediately prior to joining Scios, he was Vice President of Medical Affairs for HemaGen/PFC, a privately-held company developing perfluorocarbon products for oxygen transport and as blood substitutes. From 1982 to 1990, he was Associate Director and later Director of Clinical Research for Genentech, in charge of the clinical development of Alteplase (TPA). From 1978 to 1980, as an Assistant Attending Physician at Memorial Hospital and Assistant Professor of Medicine at Cornell Medical School, he helped to establish the Bone Marrow Transplant Service at Memorial Hospital. He received his M.D. from the Columbia College of Physicians and Surgeons in 1973, trained in internal medicine at Massachusetts General Hospital in Boston and received subspecialty training in hematology at the Columbia-Presbyterian Medical Center and the Memorial Sloan-Kettering Cancer Center in New York.

    Dr. Lewicki joined Scios in 1983 as a Scientist, and became Senior Scientist in 1984, Vice President, Research in August 1986, Vice President and Deputy Director, Research in March 1987, and Vice President and Director of Research in February 1988. Dr. Lewicki received his Ph.D. in Physiology/Pharmacology from the University of California, San Diego in 1979. From 1979 to 1981, Dr. Lewicki conducted postdoctoral research at the University of Virginia, Department of Internal Medicine, and, from 1981 to 1983, he was a research pharmacologist at Stanford University, Division of Clinical Pharmacology.

    Mrs. Morris joined the Company in April 1993 as Vice President of Business Development. From 1989 until joining Scios, Mrs. Morris served as Vice President of Business Development at McNeil Pharmaceutical, an affiliate of Johnson & Johnson, where she was responsible for licensing and new product development. From 1977 to 1989, Mrs. Morris held various sales and marketing positions at McNeil. Mrs. Morris began her career in pharmaceuticals as a sales representative for Syntex Corporation.

    Mr. Newman joined Scios in 1983 as Vice President, General Counsel and Secretary, and became Vice President of Commercial Development, General Counsel and Secretary in December 1989 and Vice President of Legal Affairs, General Counsel and Secretary in March 1992. Prior to joining Scios, Mr. Newman was an attorney in private practice. Mr. Newman serves on the board of Guilford Pharmaceuticals Inc.

    Dr. Ramel joined the Company in July 1993 as Vice President of Product Development. Prior to joining Scios, Dr. Ramel spent eleven years at Genentech, most recently as Senior Director of Process Sciences, which consisted of three departments: Cell Culture and Fermentation, Product Recovery, and Pharmaceutical R&D. Prior to joining Genentech, he was Director of the Biopolymer Research Department at Hoffmann-La Roche. He held academic positions at the University of Basel, Switzerland, SUNY at Buffalo and Boston University Medical School, and was a postdoctoral fellow at UC Berkeley's Biochemistry and Virus Laboratory. In addition, he was an NIH fellow for two years. Dr. Ramel holds a Ph.D. in Physical Chemistry from the University of Basel. He serves on the board of Sepragen Corporation, a publicly-held manufacturer of bioprocessing equipment used in the production of biopharmaceuticals.

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

    The Company's Common Stock and Class D Warrants are traded on the Nasdaq National Market System under the symbols SCIO and SCIOZ, respectively. The tables below set forth the high and low sales prices as reported by Nasdaq for the Common Stock and the Class D Warrants during the last two fiscal years. Prices represent quotations among dealers without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions. No cash dividends have been paid on Common Stock, and the Company does not anticipate paying cash dividends in the foreseeable future. As of December 31, 1995, there were approximately 7,066 stockholders of record of the Company's Common Stock.

                                                       Common Stock

                                       FY 1995                                     FY 1994

                                   High            Low                    High                  Low

                 Q1                8-3/4           6-5/8                  11-1/8                7-1/8
                 Q2                7-5/8           2-7/8                  8-1/8                 5-1/4
                 Q3                4-7/8           3-11/16                8-1/2                 5-1/2
                 Q4                4-9/16          3-1/4                  7-5/8                 4-3/4
                 Year              8-3/4           2-7/8                  11-1/8                4-3/4


                                                     Class D Warrants

                                       FY 1995                                     FY 1994

                                   High            Low                    High                  Low

                 Q1                2-7/16          1-3/4                  3-5/8                 2-1/4
                 Q2                2               21/32                  2-3/4                 1-1/2
                 Q3                1               11/16                  2-3/4                 1-7/8
                 Q4                15/16           9/16                   3                     1-3/4
                 Year              2-7/16          9/16                   3-5/8                 1-1/2

                                       18

Item 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except share data)

Year Ended December 31,            1995               1994             1993            1992*             1991

Revenues                           $ 49,187           $ 53,667         $ 47,568        $ 25,085          $ 7,357
Loss from operations                (28,175)           (31,719)         (43,237)       (138,703)         (21,189)
Other income                          5,049              4,045            6,298           7,338            5,536
Net loss                            (26,382)           (27,961)         (36,579)       (131,946)         (17,251)**
Net loss per common share             (0.74)             (0.79)           (1.05)          (5.76)           (1.18)
Cash and securities                  87,069            104,439          108,271         134,660          126,680
Working capital                      11,642             38,942           96,334          42,842           93,417
Total assets                        131,550            146,096          151,278         182,398          160,972
Long-term obligations                 1,082              1,739            2,323             401              --
Stockholders' equity                109,394            126,438          135,299         169,144          156,092
Employees at year end                   301                283              337             382              167
- -------------------

* Includes Nova Pharmaceutical Corporation and Nova Technology Limited Partnership from the dates of their acquisition, September 3, 1992 and December 31, 1992, respectively, as well as related charges for in-process technologies totaling $108.0 million.

** Includes a $6.2 million charge related to the purchase of minority interests in a former subsidiary, Metabolic Biosystems Inc.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results (1995, 1994 and 1993)

    Total revenues for Scios Inc. ("the Company") were $49.2 million in 1995, $53.7 million in 1994 and $47.6 million in 1993. The 1995 revenue decrease from 1994 was due to a decline in research and development contract revenues, lower co-promotion commissions recognized under the Company's agreement with Ortho-McNeil Pharmaceutical ("Ortho-McNeil"), an affiliate of Johnson & Johnson, for the co-promotion of Ortho-McNeil's psychiatric product HALDOL(R) Decanoate and lower product sales of certain psychiatric products (the "SB Products") under license from SmithKline Beecham Corporation ("SB"). The 1994 increase over 1993 was principally due to higher contract revenues and an increase in co-promotion commissions earned under the agreement with Ortho-McNeil.

    Revenue from product sales (SB Products) was $41.4 million, $42.8 million and $43.6 million in 1995, 1994 and 1993, respectively. Product sales declined 3% from 1994 to 1995 and 2% from 1993 to 1994 as a result of generic competition with sales of the SB Products.

    Co-promotion commissions were $2.3 million, $3.8 million, and $0.5 million in 1995, 1994 and 1993, respectively. Because co-promotion commissions under the agreement with Ortho-McNeil are based on aggregate sales levels achieved over an August to July contract year, revenue recognition is based, in part, on the Company's forecast of sales for the contract year. Commissions declined from 1994 to 1995 because the actual sales for the year ended July 1995, were less than the Company's forecast at December 31, 1994. The increase from 1993 to 1994 was the result of commissions being earned over a twelve-month period in 1994 versus a five-month period in 1993.

    Revenue from research and development contracts was $5.5 million in 1995, $7.1 million in 1994 and $3.5 million in 1993. The decrease from 1994 to 1995 was due primarily to a milestone payment from Pfizer Inc and a final payment under an agreement with E. Merck, both of which were received in 1994. The increase in contract revenue from 1993 to 1994 was principally due to payments associated with the renegotiation of contracts with Pfizer Inc for the development of insulinotropin and from Kaken Pharmaceutical Co., Ltd. ("Kaken") for the licensing of the Company's basic fibroblast growth factor manufacturing technology and initiation of Phase III clinical trials in Japan. Revenues under a collaboration with Hoechst Marion Roussel to study Alzheimer's disease comprised approximately 32%, 26% and 49% of contract revenue in 1995, 1994 and 1993, respectively, while revenues under the collaboration with Kaken were 30%, 31% and 19% of contract revenue in 1995, 1994 and 1993, respectively.

    Cost of goods sold for the SB Products was $24.7 million, $26.5 million and $28.8 million in 1995, 1994 and 1993, respectively. The declines from year to year were principally the result of lower unit sales. Gross margins improved from 34% in 1993 to 38% in 1994 to 40% in 1995 due to a sales mix shift towards higher margin products and annual price increases. Future changes in gross margins will be principally dependent upon the effects of price increases, competition in the marketplace and changes in the product mix.

    Research and development expenses were $29.3 million in 1995, $34.5 million in 1994 and $39.5 million in 1993. The decline from 1994 to 1995 reflects the 1994 consolidation of Baltimore, Maryland research and development operations with the Company's operations in California. The 1994 decrease from 1993 was due to a reduction in staffing associated with a strategic refocusing of the Company.

    Marketing, general and administrative expenses were $18.2 million in 1995, $15.7 million in 1994 and $18.2 million in 1993. The increase in spending from 1994 to 1995 was primarily the result of higher sales and marketing expenses and spending to support expanded business development and computer automation activities. The decline in spending from 1993 to 1994 was principally due to expense reductions in general and administrative areas associated with the strategic refocusing and the consolidation of research and development operations.

    The profit distribution to third parties of $5.1 million, $5.2 million and $4.3 million in 1995, 1994 and 1993, respectively, represents SB's share of the net profits from sales of the SB Products. The decrease from 1994 to 1995 was the result of higher sales and marketing expenses offsetting higher gross margins. The 1994 increase over 1993 was due to higher gross margins and lower sales and marketing expenses attributable to SB Product sales.

    The restructuring charge of $3.5 million recorded in 1994 was the result of the Company's closure of its research and development facility in Baltimore, Maryland and the transfer of certain research and development operations to the Company's California facilities. The consolidation was undertaken to eliminate redundancies, reduce future expenses and increase productivity by concentrating research and development activities.

    Other income increased to $5.0 million in 1995 from $4.0 million in 1994. The increase was due to a net gain on sales of securities in 1995 versus a net loss on sales of securities in 1994 and increased interest earnings resulting from higher average interest rates on the invested portfolio. The decrease in other income from $6.3 million in 1993 to $4.0 million in 1994 resulted from lower income generated by the Company's investment portfolio, lower rental income from sublease tenants and higher royalty expense associated with the higher contract revenues in 1994.

    The increase in equity in the net loss of affiliates from $0.9 million in 1994 to $3.3 million in 1995 was the result of higher losses of the Company's subsidiary, Guilford Pharmaceuticals Inc. ("Guilford"). The Company's percent ownership in Guilford declined from 62% to 29% as a result of Guilford's initial public stock offering in June 1994, and from 29% to 16% as a result of a secondary stock offering in August 1995. Since Guilford's initial public stock offering, the Company has used the equity method of accounting for its investment. Prior to the date of the public stock offering, the financial results of Guilford were consolidated with those of the Company. The minority interest of $0.6 million and $0.4 million in 1994 and 1993, respectively, reflects the minority shareholders' portion of Guilford's losses.

Outlook and Risks

    Except for descriptions of historical information contained herein, the matters discussed in this Outlook and Risks section are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ from those described in these forward-looking statements. The Company cautions investors that its business is subject to significant risks and uncertainties.

    The Company expects to continue to incur losses for several more years. The ability of the Company to achieve profitability depends principally upon: (i) the safety and efficacy of the Company's products, the progress of its product development efforts, its success in enrolling patients in clinical trials and the timing and scope of regulatory approvals, particularly with respect to the Company's lead products AURICULIN(R) anaritide ("AURICULIN") and NATRECOR(R) BNP; (ii) the Company's success in generating operating profits from marketing and selling the SB Products, HALDOL(R) Decanoate and additional third-party product rights which it may acquire, the Company's ability to establish and maintain profitable arrangements under which to represent the products of third parties, the impact of competing products and the Company's ability to forecast future trends affecting the timing of revenue recognition, such as the level of Medicaid rebates and rate of sales growth over a particular period and continuing availability of these products from its partners; and (iii) the development of new third-party funding sources and other revenues to support continuing research and development programs and the results realized by third parties on whom the Company may rely to sell its products, particularly outside of the United States. Profitability will also be affected by the Company's ability to undertake complex manufacturing processes in a cost-effective manner to scale-up and then manufacture products the Company expects to market directly and any products manufactured for third parties. With limited manufacturing resources of its own, the Company has entered into contracts with, and is dependent upon, third-party suppliers for the manufacture of its current lead products. Although the Company does not currently foresee a supply problem, future product supply and the Company's profitability could be affected by events at these suppliers over which the Company has limited control.

    In the second quarter of 1995, the Company announced the results of a Phase III clinical study of its AURICULIN product for the treatment of acute renal (kidney) failure ("ARF"). The analysis of the results revealed that AURICULIN did not decrease the need for dialysis in the total patient population, but it did appear to have a positive clinical benefit in patients with a particular form of ARF called oliguria (patients producing very low levels of urine). In the third quarter of 1995, the Company began a confirmatory Phase III clinical study of AURICULIN for the treatment of oliguric ARF. The Company's eventual success in commercializing AURICULIN will be dependent on the rate of clinical trial enrollment, the degree of efficacy demonstrated in the current trial and the speed of review by the United States Food and Drug Administration ("FDA").

    Further development of the Company's products will require substantial additional investment to cover, among other things, the costs of clinical trials, the securing of commercial-scale manufacturing capability and the marketing and sales expenses associated with product introductions and start-up costs. While market introduction of new products will require considerable expenditures by the Company, revenues generated from such products, assuming they are successfully developed, may not be realized for several years. Principal factors which could affect the level of new product revenues will include the rate of market penetration, the availability of alternative therapies, the price charged by the Company per course of therapy, the breadth of the approved indication allowed by the FDA and what, if any, income can be obtained from potential third-party licensees. In the case of AURICULIN, the Company alone is responsible for continued development costs, but marketing and other costs will be shared by Genentech, Inc. ("Genentech") in the United States and Canada. However, Genentech will also share in any marketing profits from AURICULIN sales in the United States and Canada.

    Sales of the SB Products are likely to continue to decrease during the next few years because of increased competition from generic products. The Company hopes to more than offset any such decrease with payments received for its co-promotion of HALDOL(R) Decanoate, revenues from the promotion of any additional third-party products, or reductions in sales and marketing expenses. Factors influencing the availability of such additional products on terms favorable to the Company include the ability of the Company to demonstrate success under its current agreements and the willingness of other companies to enter into such agreements with the Company based on where such companies wish to deploy their resources.

    A portion of the Company's revenues will continue to be derived from collaborative research agreements. Future collaborative funding will depend, in part, upon priorities set by the sponsors in relation to the sponsors' other product opportunities and their assessment of the continued benefit of sponsoring a particular program at the Company. Other licenses and agreements to manufacture and supply bulk materials are also subject to termination by the licensee or contract sponsor under certain circumstances.

    For the reasons stated above, the operating results of the Company are expected to fluctuate from period to period. Inflation is not expected to have a significant effect upon the business of the Company. In addition, because the Company participates in a highly dynamic industry, the Company's common stock price is subject to significant volatility as a result of developments at both the Company and in the biopharmaceutical industry in general.

Liquidity and Capital Resources

    Combined cash, cash equivalents and securities (both current and non-current) totaled $87.1 million at December 31, 1995, a decrease of $17.3 million from December 31, 1994. The decrease is mainly attributable to the $16.5 million used to fund operations, $5.7 million of spending on property, plant and equipment and $1.0 million used for the purchase of treasury stock partially offset by $3.0 million of new debt arrangements and a $2.9 million net unrealized gain on securities. Working capital decreased from $38.9 million at December 31, 1994 to $11.6 million at December 31, 1995. The decrease resulted principally from the operating loss, the investment into long-term marketable securities of the cash received from Genentech for the purchase of preferred stock and from an increase in current liabilities due to the deferral of revenue associated with the future delivery of FIBLAST(R) trafermin product to Kaken.

    In November 1995, the Company announced that its board of directors had authorized the expenditure of up to $6.0 million for the repurchase of shares of the Company's common stock. Repurchases are made on the open market from time to time, with the stock being used to partially offset the dilution associated with issuing new shares under the Company's employee benefit and stock option programs and other future corporate purposes. At December 31, 1995, the Company had spent $1.0 million for the purchase of 250,000 shares.

    To date, the Company's operations and capital requirements have been financed primarily from the proceeds of public and private sales of common stock, research and development partnerships, collaborative agreements with pharmaceutical firms, product sales and investment income.

    The Company's net operating losses and credit carryforwards will provide an additional source of liquidity only to the extent that profitable operations are achieved prior to the expiration of carryforward periods. The utilization of losses generated through the date of the 1992 merger with Nova Pharmaceutical Corporation will be subject to annual limitations.

Outlook and Risks

    Except for descriptions of historical information contained herein, the matters discussed in this Outlook and Risks section are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ from those described in these forward-looking statements. The Company cautions investors that its business is subject to significant risks and uncertainties.

    The Company's cash, cash equivalents and marketable securities of approximately $87.1 million at December 31, 1995, together with revenues from product sales, collaborative agreements and interest income, will be used to fund new and continuing research and development programs, expanded clinical trials for its products under development and for other general purposes. In addition to its cash and marketable securities balances, the Company may also fund operations through draw downs of its $30 million loan commitment from Genentech or the sale of all, or a portion of, its investment in Guilford. The Company believes its cash resources will be sufficient to meet its capital requirements for the next three years. Key factors which will affect future cash use and the timing of the Company's need to seek additional financing include the results of the Company's partnering efforts and the timing and amounts realized from licensing and partnering activities, the rate of spending required to develop the Company's products and respond to changing business conditions and the net contribution produced by the Commercial Operations group in marketing current and future products for third parties.

    Over the long term, the Company will need to arrange additional financing for the future operation of its business, including the commercialization of its products currently under development, and will consider collaborative arrangements and additional public or private financings, including additional equity financings. Factors influencing the availability of additional funding include the Company's progress in product development, investor perception of the Company's prospects and the general conditions of the financial markets.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE

    None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Identification of Directors. The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Election of Directors" of the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders.

   Identification of Executive Officers.  See pages 17 and 18 of this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

    The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Executive Compensation" and "Stock Option Grants and Exercises" of the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Security Ownership of Management and Principal Stockholders" of the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Certain Relationships and Transactions" of the Company's definitive Proxy Statement for the 1996 Annual Meeting of the Stockholders.



                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements. See Index to Financial Statements and Financial Statement Schedules at page F-1 of this Form 10-K.

         (2) Financial Statement Schedules. See Index to Financial Statements and Financial Statement Schedules at page F-1 of this Form 10-K.

         (3)  Exhibits. See Exhibit Index at page 23 of this Form 10-K.

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed in the last quarter of 1995.


                                  EXHIBIT INDEX
  Exhibit
  Number                                                             Page

    3.1 Certificate of Incorporation...................................R

    3.2 Bylaws..........................................................J

   10.1 Biotechnology Research Partners, Ltd. Agreement of Limited Partnership dated October 29, 1982; Development Contract, Technology License Agreement and Joint Venture Agreement
        between  Biotechnology  Research  Partners,   Ltd.  and  the
        Registrant dated December 29, 1982; Promissory Note dated December 29, 1982; and Memorandum of Understanding between Battery Park Credit Company and Biotechnology Research
        Partners, Ltd. dated December 28,  1982.........................A

   10.2 1983 Incentive Stock Option Plan, as amended, and form of
        Stock Option Agreement, Promissory Note and Pledge
        Agreement.......................................................E

   10.3 Common Stock Purchase Agreement dated April 15, 1985 between the Registrant and American Home Products Corporation...........B

   10.4 Agreement of Purchase and Sale (Real Estate) and Joint Escrow Instructions by and between Charleston Properties and Bio-Shore
        Holdings, Ltd. dated December 30, 1986..........................C

   10.5 1986 Supplemental Stock Option Plan, as amended, and form of
        Stock Option Agreement, Promissory Note and Pledge Agreement....E

   10.6 Rights Exercise Agreement between the Registrant and American Home Products Corporation dated February 28, 1986 and Letter of March 26 and May 16, 1986....................................B

   10.8 Employment Letter dated November 11, 1987 between the
        Registrant and Richard L. Casey.................................D

   10.9 Rights Agreement dated as of June 18, 1990 between the
        Registrant and The First National Bank of Boston................F

  10.11 1992 Equity Incentive Plan...... ...............................H

  10.12 Agreement and Plan of Reorganization by and among the
        Registrant, Nova Pharmaceutical Corporation and DD
        Acquisition Subsidiary, Inc. dated as of May 12, 1992,
        as amended, July 17, 1992.......................................J

  10.13 Form of Technology Transfer Agreement between Nova
        Technology Limited Partnership, Nova and Nova
        Technology Corporation..........................................I

  10.14 Form of Manufacturing and Marketing Agreement between Nova
        Technology Limited Partnership and Nova.........................I

  10.15 Amended and Restated Agreement of Limited Partnership
        of Nova Technology Limited Partnership..........................I

  10.16 Form of Research Agreement between Nova Technology
        Limited Partnership and Nova....................................I

  10.17 Form of Guaranty given by Nova to Nova Technology
        Limited Partnership and its limited partners....................I

  10.18 Form of Purchase Option Agreement between each of the limited partners of Nova Technology Limited
        Partnership and Nova............................................I

  10.19  Nonemployee Director Stock Option Plan.........................G

  10.20  Warrant Agreement dated December 1, 1987 between the
         Registrant and IBJ Schroder Bank & Trust Company...............K

  10.21  Consulting Agreement dated August 1, 1993 between the
         Registrant and Solomon H. Snyder, MD...........................P

  10.22  Consulting Agreement dated September 3, 1992 between the
         Registrant and Hans Mueller....................................Q

  10.24  Agreement dated March 21, 1986 between Celanese and Nova, including option agreement and other exhibits thereto..........L

  10.25  Purchase Option Agreements dated December 1, 1987 and
         December 30, 1987 between Nova and the limited partners
         Nova Technology Limited Partnership............................K

  10.26  Warrant Agreement dated December 1, 1987 between Nova and Dean Witter Reynolds Inc...................................K

  10.27  Purchase Agreement dated as of July 29, 1988 between
         Nova and SKB Properties, Ltd...................................M

  10.29  CNS Psychiatric Products Agreement dated June 30,
         1990 between SmithKline Beecham Corporation and Nova...........N

  10.30  Master Security Agreement, Promissory Note and
         Negative Covenant Agreement, each dated April 28, 1993,
         between the Registrant and General Electric Capital
         Corporation....................................................O

  10.31  Master Lease Agreement dated July 16, 1993 between the
         Registrant and General Electric Capital Corporation............O

  10.32  Collaboration Agreement dated December 30, 1994 between the Registrant and Genentech, Inc..............................R

  10.33  Preferred Stock Purchase Agreement dated December 30,
         1994 between the Registrant and Genentech, Inc.................R

  10.34  Note Agreement dated December 30, 1994 between the
         Registrant and Genentech, Inc..................................R

  10.35  Assignment of Lease dated March 22, 1995 for premises located at 820 West Maude Avenue, Sunnyvale, California........S

  10.36  Special Warranty Deed of Improvements dated February 24,
         1995 from Rouse-Teachers Properties, Inc. ("RTP") to the
         Registrant and Assignment of Ground Lease dated
         February 22, 1995 from RTP to the Registrant...................S

  10.37  Lease Agreement dated January 20, 1995 between the
         Registrant and PDL-RTKL Associates, a Maryland General
         Partnership....................................................S

   11.1  Computation of Loss per Share......Filed electronically herewith

   21.1  Subsidiaries of Registrant.........Filed electronically herewith

23.1       Consent of Coopers & Lybrand......Filed electronically herewith

24.1       Powers of Attorney.  Reference is made to page 28.
- -------------------

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

O Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference.

P Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

Q Filed as an exhibit to Annual Report on Form 10-K for fiscal year 1992 and incorporated herein by reference.

R Filed as an exhibit to Annual Report on Form 10-K for fiscal year 1994 and incorporated herein by reference.

S Filed as an exhibit to Quarterly Report on Form 10-R for the quarter ended March 31, 1995 and incorporated herein by reference.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SCIOS INC.


Date:  March 28, 1996                      By /s/ Richard L. Casey
                                           Richard L. Casey
                                           Chairman of the Board, President and
                                           Chief Executive Officer

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

Signature                     Title                               Date


/s/ Richard L. Casey          Chairman of the Board,              March 28, 1996
Richard L. Casey              President and Chief
                              Executive Officer
                              (Principal Executive Officer)

/s/ Kevin P. McPherson        Controller                          March 28, 1996
Kevin P. McPherson            (Principal Accounting Officer)

/s/ Myron Du Bain             Director                            March 28, 1996
Myron Du Bain

/s/ William F. Miller         Director                            March 28, 1996
William F. Miller

/s/ Donald E. O'Neill         Director                            March 28, 1996
Donald E. O'Neill

/s/ Robert W. Schrier         Director                            March 28, 1996
Robert W. Schrier

/s/ Burton E. Sobel           Director                            March 28, 1996
Burton E. Sobel

/s/ Solomon H. Snyder         Director                            March 28, 1996
Solomon H. Snyder

/s/ Eugene L. Step            Director                            March 28, 1996
Eugene L. Step

                       FINANCIAL STATEMENTS AND SCHEDULES                 Page

Report of Independent Accountants.........................................F-2

Consolidated Balance Sheets at December 31, 1995 and
 December 31, 1994 .......................................................F-3

Consolidated Statements of Operations for the years ended
 December 31, 1995, 1994 and 1993.........................................F-4

Consolidated Statements of Cash Flows for the years ended
 December 31, 1995, 1994 and 1993.........................................F-5

Consolidated Statements of Stockholders' Equity for the
 years ended December 31, 1995, 1994 and 1993 ............................F-6

Notes to Consolidated Financial Statements ...............................F-7

Financial Statement Schedules
 (Omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.)

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Scios Inc.:

We have audited the accompanying consolidated balance sheets of Scios Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scios Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.

Coopers & Lybrand L.L.P.
San Jose, California
February 6, 1996

Consolidated Balance Sheets

December 31,                                                                     1995                 1994
                                                                          ------------         ------------
(In thousands, except share data)

Assets
Current assets:
     Cash and cash equivalents                                                 $2,847              $29,674
     Available-for-sale securities                                             25,986               22,441
     Accounts receivable                                                        3,014                3,599
     Prepaid expenses                                                             869                1,147
                                                                          ------------         ------------
       Total current assets                                                    32,716               56,861

Available-for-sale securities, non-current                                     58,236               52,324
Investment in affiliates                                                        2,937                   --
Property and equipment, net                                                    35,531               35,118
Other assets                                                                    2,130                1,793
                                                                          ------------         ------------

           Total Assets                                                      $131,550             $146,096
                                                                          ------------         ------------

Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable to banks                                                    $3,000                   --
     Accounts payable                                                           3,778                3,301
     Other accrued liabilities                                                  7,863               11,557
     Deferred contract revenue                                                  5,775                2,444
     Current portion of long-term debt                                            658                  617
                                                                          ------------         ------------
       Total current liabilities                                               21,074               17,919

Long-term debt                                                                  1,082                1,739
Commitments (Notes 8, 9 and 10)

Stockholders' equity:
     Preferred stock; $.001 par value; 20,000,000
        shares authorized; issued and outstanding:
        16,053 and 21,053, respectively                                            --                   --
     Common stock; $.001 par value; 150,000,000
        shares authorized; issued and outstanding:
        36,009,055 and 35,283,200, respectively                                    36                   35
     Additional paid-in capital                                               399,155              391,745
     Treasury stock                                                              (967)                  --
     Notes receivable                                                             (20)                 (27)
     Unrealized gains (losses) on securities                                      578               (2,309)
     Accumulated deficit                                                     (289,388)            (263,006)
                                                                          ------------         ------------
       Total stockholders' equity                                             109,394              126,438
                                                                          ------------         ------------

           Total Liabilities and Stockholders' Equity                        $131,550             $146,096
                                                                          ------------         ------------

     The accompanying notes are an integral part of these financial statements.



 .

Consolidated Statements of Operations

Year Ended December 31,                                             1995                 1994               1993
                                                          ---------------      ---------------      -------------
(In thousands, except share data)

Revenues:
    Product sales                                                $41,396              $42,792            $43,585
    Co-promotion commissions                                       2,331                3,770                500
    Research & development contracts                               5,460                7,105              3,483
                                                          ---------------      ---------------      -------------
                                                                  49,187               53,667             47,568
                                                          ---------------      ---------------      -------------

Costs and expenses:
    Cost of goods sold                                            24,742               26,541             28,782
    Research and development                                      29,341               34,491             39,490
    Marketing, general and administration                         18,226               15,681             18,190
    Profit distribution to third parties                           5,053                5,173              4,343
    Restructuring charges                                             --                3,500                 --
                                                          ---------------      ---------------      -------------
                                                                  77,362               85,386             90,805
                                                          ---------------      ---------------      -------------

Loss from operations                                             (28,175)             (31,719)           (43,237)

Other income:
    Investment income                                              5,283                4,386              6,592
    Other expense                                                   (234)                (341)              (294)
                                                          ---------------      ---------------      -------------
                                                                   5,049                4,045              6,298

Equity in net loss of affiliates                                  (3,256)                (883)               (15)
Minority interests                                                    --                  596                375
                                                          ---------------      ---------------      -------------
    Net loss                                                    ($26,382)            ($27,961)          ($36,579)
                                                          ---------------      ---------------      -------------

    Net loss per common share                                     ($0.74)              ($0.79)            ($1.05)
                                                          ---------------      ---------------      -------------

    Weighted average number of
       common shares outstanding                              35,809,876           35,219,442         34,768,195
                                                          ---------------      ---------------      -------------

    The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

Year Ended December 31,                                                          1995              1994              1993
                                                                           -----------       -----------      ------------
(In thousands)


Cash flows from operating activities:
     Net loss                                                                ($26,382)         ($27,961)         ($36,579)
     Adjustments to reconcile net loss to net
        cash used by operating activities:
        Depreciation and amortization                                           3,882             4,693             4,588
        Deferred contract revenue                                               3,331             1,827                --
        Loss on sale of assets                                                    241                96               189
        Other                                                                   3,256             1,898             1,219
        Change in assets and liabilities
           Accounts receivable                                                    585              (915)            2,211
           Accounts payable                                                       477             1,133               321
           Other accrued liabilities                                           (1,821)              671              (513)
           Other                                                                  (60)             (997)              149
                                                                           -----------       -----------      ------------
              Net cash used by operating activities                           (16,491)          (19,555)          (28,415)
                                                                           -----------       -----------      ------------

Cash flows from investing activities:
     Purchase of affiliate's warrants                                            (167)               --                --
     Payments for property and equipment                                       (5,698)           (3,432)           (2,516)
     Proceeds from sale of assets                                                 163               157                58
     Sales/maturities of marketable securities                                220,754           454,147           266,226
     Purchases of marketable securities                                      (227,324)         (435,036)         (229,325)
                                                                           -----------       -----------      ------------
        Net cash provided (used) by investing activities                      (12,272)           15,836            34,443
                                                                           -----------       -----------      ------------

Cash flows from financing activities:
     Proceeds from issuance of preferred stock                                     --            20,000                --
     Issuance of common stock and collection of notes
        receivable from stockholders, net                                         519               411             2,032
     Purchase of treasury stock                                                  (967)
     Issuance of notes payable                                                  3,000                --                --
     Issuance of long-term debt                                                    --                --             2,801
     Payments of long-term debt                                                  (616)             (605)             (349)
                                                                           -----------       -----------      ------------
        Net cash provided by financing activities                               1,936            19,806             4,484
                                                                           -----------       -----------      ------------

     Net increase (decrease) in cash and cash equivalents                     (26,827)           16,087            10,512
     Cash and cash equivalents at beginning of period                          29,674            13,587             3,075
                                                                           -----------       -----------      ------------
     Cash and cash equivalents at end of period                                $2,847           $29,674           $13,587
                                                                           -----------       -----------      ------------

Supplemental cash flow data:
     Cash paid during the period for interest                                     203               256               162

Supplemental disclosure of non-cash investing and financing:
     Net unrealized securities gains (losses)                                     578            (2,309)               --
     Investment in affiliate                                                    6,026                --                --
     Incentive plan awards                                                       $873              $578              $449

     The accompanying notes are an integral part of these financial statements.

    Consolidated Statements of Stockholders' Equity
    (In thousands, except share data)




                                                                                     Notes
                                 Common Stock       Additional  Preferred            Receivable    Unrealized
                              --------------------  Paid-In     Stock      Treasury  from          Losses on   Accumulated
                              Shares     Par Value  Capital     Par Value  Stock     Stockholders  Securities  Deficit     Total
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1992 34,618,112      $35   $367,660    $ --       $ --      ($85)        $ --         ($198,466)  $169,144

Options exercised                409,255               2,106                                                                  2,106
Notes receivable from
  stockholders                                                                        (74)                                      (74)
Incentive plan awards             61,357                 449                                                                    449
Other                             21,213                 253                                                                    253
Net loss                                                                                                         (36,579)   (36,579)

- ------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1993 35,109,937      $35   $370,468    $ --       $ --     ($159)                     ($235,045)  $135,299

Issued to Genentech, Inc.                             20,000                                                                 20,000
Options exercised                 71,702                 375                                                                    375
Notes receivable from stockholders                                                    132                                       132
Incentive plan awards             65,349                 578                                                                    578
Other                             36,212                 324                                                                    324
Unrealized losses on
  available-for-sale securities                                                                   (2,309)                    (2,309)
Net loss                                                                                                         (27,961)   (27,961)

- ------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1994 35,283,200      $35   $391,745    $ --       $ --      ($27)       ($2,309)      ($263,006)  $126,438

Conversion of preferred stock    500,000                                                                                         --
Purchase of treasury stock                                                 (967)                                               (967)
Options exercised                123,171                 512                                                                    512
Notes receivable from stockholders                                                      7                                         7
Incentive plan awards            102,684        1        872                                                                    873
Unrealized gains on
  available-for-sale securities                                                                    2,887                      2,887
Investment in Guilford                                 6,026                                                                  6,026
Net loss                                                                                                         (26,382)   (26,382)

- ------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995 36,009,055      $36   $399,155    $ --      ($967)     ($20)          $578       ($289,388)  $109,394
- ------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.     Summary of Significant Accounting Policies

          Principles of Consolidation

          The consolidated financial statements include the accounts of Scios Inc. ("the Company") and its wholly-owned and majority-owned subsidiaries. Other affiliates, more than 20% but less than 50% owned, are accounted for on the equity basis. Intercompany transactions and balances are eliminated on consolidation.

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Cash Equivalents

          The Company considers all highly liquid investments with original maturities of less than ninety days to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

          Available-for-Sale Securities

          Beginning January 1, 1994, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." All marketable securities at December 31, 1995 were deemed by management to be available for sale and are stated at fair value with net unrealized gains or losses reported in stockholders' equity. Adoption of SFAS No. 115 did not have a material effect on the Company's Consolidated Financial Statements. Available-for-sale securities consist of short- and medium-term interest-bearing corporate securities and U.S. Treasury Notes. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method.

          Business Risk and Credit Concentration

          A majority of the Company's revenues are derived from product sales, which consist entirely of sales under a license agreement with SmithKline Beecham Corporation ("SB") (see Note 2). Any factor adversely affecting demand for, or supply of, the psychiatric products covered by the license agreement could materially adversely affect the Company's business and financial performance.

          The Company's excess cash is invested in a diversified portfolio of securities consisting of U.S. Treasury Notes, deposits with major banks and financial institutions, and in investment-grade interest-bearing corporate securities issued by companies in a variety of industries.

          Depreciation and Amortization

          Buildings and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (3 to 7 years for equipment and 5 to 40 years for buildings). Leasehold improvements are amortized on a straight-line basis over the shorter of the asset life or fixed-lease term.

          Product Sales

          Revenue from sales of certain psychiatric products (the "SB Products") under license from SB (see Note 2) is recognized in the period in which the products are shipped. Provision is made for estimated returns and allowances, cash discounts and rebates attributable to Medicaid programs.

          Co-promotion Commissions

          Revenue from co-promotion commissions (see Note 2) is recognized based on estimated sales levels of Ortho-McNeil Pharmaceutical's psychiatric product HALDOL(R)Decanoate for the contract year.

          Contract Revenues

          Research and development contract revenue from cost-reimbursement agreements are recorded as the related expenses are incurred, up to contractual limits. Payments received which are related to future performance are deferred and recorded as revenues as they are earned over specified future performance periods. Research and development payments for which no services are required to be performed in the future and license payments irrevocably received are recognized as revenues upon receipt. Research and development expenses in 1995, 1994 and 1993 include approximately $1.4 million, $2.9 million and $3.1 million, respectively, incurred in connection with programs subject to cost reimbursement, collaborative or other performance agreements.

          Per Share Data

          Loss per share is based on the weighted average number of common shares outstanding for all periods, adjusted for treasury stock. Stock options, warrants and preferred stock are antidilutive and therefore excluded from the calculation.

          Treasury Stock

          Treasury stock is stated at cost and is considered issued and outstanding.

          Fair Value of Financial Instruments

          Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value. Estimated fair values for short-term investments, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

          Recent Pronouncements

          During March 1995, the Financial Accounting Standards Board issued Statement No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. SFAS No. 121 will become effective for the Company's year ending December 31, 1996. The Company has studied the implications of SFAS No. 121 and, based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations.

          During October 1995, the Financial Accounting Standards Board issued Statement No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," which establishes a fair-value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company will continue to account for employee stock options under APB

          Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 disclosures will be effective for fiscal year 1996.

 2.     Joint Business Arrangements

        a.  Agreement with SmithKline Beecham

        Under the terms of an agreement with SB, the Company has the exclusive United States rights to market the SB Products. SB is fully responsible for ancillary matters relating to sales of the SB Products (including various administrative tasks), for the maintenance in good standing of all New Drug Applications with respect to the SB Products and for the maintenance of certain product liability insurance. The Company pays SB 40% of net profits, as defined in the agreement, from United States sales of the SB Products.

        b.  Agreement with Ortho-McNeil Pharmaceutical

        In July 1993, the Company entered into a five-year agreement with Ortho-McNeil Pharmaceutical ("Ortho-McNeil"), an affiliate of Johnson & Johnson, to jointly promote the injectable antipsychotic HALDOL(R) Decanoate. Under the agreement, the Company receives payments based on achieving specified levels of sales over a contract year beginning in August and ending in July. Ortho-McNeil manufactures and distributes the product. The agreement may be extended up to an additional three years upon the attainment of revenue goals.

        c.  Agreement with Genentech, Inc.

        In December 1994, the Company entered into a collaboration agreement with Genentech, Inc. ("Genentech") for the development and commercialization of AURICULIN(R) anaritide ("AURICULIN") for the treatment of acute renal failure. The two companies will co-promote AURICULIN for this indication in the United States and Canada, and share equally profits from its commercialization. Genentech received exclusive marketing rights to other markets outside North America in return for a royalty on sales. Concurrent with the collaboration agreement, Genentech purchased $20 million of Scios preferred stock, convertible into approximately 2.1 million shares of common stock and provided a $30 million loan to the Company in the form of a letter of credit (see Note
        8). The loan can be drawn down through the year 2002. Genentech has also agreed to pay Scios up to $50 million in milestone payments upon the achievement of key development events and commercial targets. At December 31, 1995, no milestone payments had been made and Genentech had converted preferred stock equivalent to 500,000 shares of common stock.

        d.  Agreement with Kaken Pharmaceutical Co., Ltd.

        In September 1994, the Company entered into a series of agreements with Kaken Pharmaceutical Co., Ltd. ("Kaken"), to expand a previous agreement signed in 1988 for FIBLAST(R) trafermin ("FIBLAST"). Under the new agreements, the Company will collaborate with Kaken to further develop the FIBLAST manufacturing process, supply FIBLAST product to Kaken and provide Kaken a license to the Company's FIBLAST manufacturing technology. In return, Kaken will make milestone payments to the Company which are contingent on Kaken's continuing development of the product. On December 31, 1995, the Company's deferred revenue included a portion of milestone payments received to date under these agreements.

 3.     Affiliates

        In June 1994, Guilford Pharmaceuticals Inc. ("Guilford"), then a fully consolidated subsidiary of the Company, completed an initial public offering which resulted in the Company's ownership declining from 62% to 29%. As a result, the equity method of accounting was adopted by the Company. Prior to the date of the public offering, the financial results of Guilford were fully consolidated with those of the Company. Guilford completed a secondary stock offering in August 1995, which reduced the Company's ownership to 16%. The Company has continued to use the equity method of accounting for its investment in Guilford because it has significant representation on Guilford's Board of Directors. As of December 31, 1995, the Company had written up its investment in Guilford by $6 million in accordance with Staff Accounting Bulletin 5:H.

 4.     Available-For-Sale Securities

        Unrealized gains and losses on available-for-sale securities at December 31, 1995 by classification were as follows:

                                Fair             Cost        Unrealized       Unrealized
(in thousands)                 Value            Basis             Gains           Losses             Net
Debt securities:
U.S. Government
& Government
Agency Securities            $61,876          $61,507             $425             $(56)             $369

Corporate Bonds               22,346           22,137              235              (26)             $209
                              ------           ------              ---              ---              ----

  Total                      $84,222          $83,644             $660             $(82)             $578
                             =======          =======             ====             ====              ====


        At December 31, 1995, scheduled maturities for available-for-sale securities was less than one year for $25,986,000 and between one and five years for $58,236,000.

        The Company realized gains of $998,000 and losses of $929,000 on the disposal and write-down of available-for-sale securities during 1995.

5.      Property and Equipment

          December 31,                                                         1995             1994
          ------------                                                         ----             ----
          (in thousands)
          Laboratory equipment                                                 $9,026           $12,012
          Computer and related equipment                                        3,239             4,138
          Furniture and other                                                   1,623             2,782
          Buildings and building improvements                                  43,483            41,371
                                                                               ------            ------
                                                                               57,371            60,303
          Accumulated depreciation and
              amortization                                                    (24,709)          (26,532)
                                                                              -------           -------
                                                                               32,662            33,771
          Construction in progress                                              2,869             1,347
                                                                                -----             -----
                                                                              $35,531           $35,118
                                                                              =======           =======

 6.     Other Assets

           December 31,                                                          1995              1994
           ------------                                                          ----              ----
          (in thousands)

          Deposits                                                               $318              $127
          Other assets                                                            364               268
          Employee notes receivable                                             1,410             1,360
          Acquired technology                                                      38                38
                                                                                   --                --

                                                                               $2,130            $1,793
                                                                               ======            ======


                                      F-12

 7.     Other Accrued Liabilities

           December 31,                                                       1995              1994
           ------------                                                       ----              ----
          (in thousands)
          Accrued Medicaid rebates                                            $ 1,864           $ 2,387
          Accrued payroll                                                       1,708             2,640
          Profit distribution to third parties                                  1,639             1,645
          Restructure reserve                                                     --              2,290
          Accrued clinical trial expenses                                         752               658
          Other                                                                 1,900             1,937
                                                                                -----             -----
                                                                               $7,863           $11,557
                                                                               ======           =======

        In September 1994, the Company recorded a charge of $3.5 million associated with the closure of its research and development facility in Baltimore, Maryland and the transfer of certain research and development operations to the Company's California facilities. Of the total restructuring charge, severance and related costs accounted for 49%, asset write-downs 27%, facility carrying costs 13% and chemical disposal and other expenses 11%.

        As of December 31, 1995, actual cash expenditures incurred as a result of the restructuring plan were approximately $2.6 million. No additional charges were recorded. In early 1995, the Company terminated its lease on the Baltimore research and development facility by exercising its option to purchase the building for approximately $3 million, and is currently seeking to lease-out or sell the building.

 8.     Lease and Debt Commitments

          a.    Operating Leases

                Under various operating leases, the Company leases facilities in California and Maryland and the land on which the Company's Mountain View, California facilities are located. The long-term ground lease expires in 2053. Beginning in July 2010, a portion of the annual ground rent is subject to renegotiation. In addition, the Company has entered into operating leases covering laboratory and computer equipment.

                Future minimum payments under these leases are as follows:

                                                                     Facilities            Equipment
                                                                     Operating             Operating
                (in thousands)                                         Leases                Leases
                                                                       ------                ------
                1996                                                     $914                 $457
                1997                                                      983                  411
                1998                                                    1,009                  346
                1999                                                    1,044                   --
                2000                                                      977                   --
                ----                                                      ---                  ----
                                                                       $4,927                $1,214
                                                                       ======                ======


             Rent expense for all facilities  operating leases was approximately
             $456,000,   $565,000   and   $601,000  in  1995,   1994  and  1993,
             respectively.

             b.    Capital Leases and Borrowing Arrangements

             At December 31, 1995, long-term debt and capital lease commitments were:

                                                                        Capital
             (in thousands)                                             Leases                    Debt
                                                                        ------                    ----
             1996                                                       $ 128                     $ 680
             1997                                                           9                       778
             1998                                                          --                       374
             1999                                                          --                        --
             2000                                                          --                        --
                                                                        -----                     -----
                                                                          137                     1,832
             Less future interest                                         (13)                     (216)
                                                                        -----                     -----
                                                                        $ 124                    $1,616
                                                                        =====                    ======

          Long-term debt consists of two five-year notes, secured by equipment, at interest rates of 9.9% and 9.8%, due in April 1998 and October 1998, respectively. Under the terms of the notes, the Company is required to maintain certain covenants concerning minimal tangible net worth, current ratio, liabilities to net worth ratio and minimum cash and marketable securities balances.

          In December 1995, the Company secured a $3 million bank loan payable in June 1996 at a floating interest rate .75% above the six month LIBOR rate. On December 31, 1995, the six month LIBOR rate was 5.51%. The loan is secured by $3.3 million of restricted Government securities.

c.      Genentech Loan Commitment

          As part of the AURICULIN agreement with Genentech, Genentech has provided a $30 million loan to the Company in the form of a letter of credit. The loan can be drawn down through the year 2002, bearing interest at the prime rate. The loan is repayable in cash or Scios common stock, at the prevailing market price, at the Company's option at any time through December 31, 2002. No amounts were outstanding under the agreement at December 31, 1995.

9.      Litigation

        On May 25, 1995, the Company was served with three complaints filed in the U.S. District Court for the Northern District of California by three stockholders. The actions were filed against the Company and Richard Casey, its Chairman and Chief Executive Officer, on behalf of the individual plaintiffs and on behalf of other purchasers of the Company's stock during the period from October 6, 1993 to May 2, 1995. The complaints, which were combined in August 1995 into a consolidated complaint, allege violations of federal securities laws claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, regarding the Company and clinical trials involving AURICULIN. The complaints seek unspecified compensatory and punitive damages, attorneys fees and costs. On December 1, 1995, the court heard oral argument on defendants' motion to dismiss the complaint. The parties are awaiting the court's decision. Discovery has not yet commenced. The Company believes it has meritorious defenses and intends to defend the lawsuit vigorously.

        On November 29, 1995, the Company was notified by the United States Environmental Protection Agency ("EPA") that it may have a liability in connection with the clean-up of a toxic waste site arising out of the alleged disposal of hazardous substances by a subcontractor of Nova Pharmaceutical Corporation ("Nova"), which the Company acquired in 1992. The Company is one of many potentially responsible parties that have been identified as associated with this specific site. The Company is in the process of responding to the EPA's request for additional information on materials disposed of at this site. The ultimate outcome of this action cannot presently be determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

10.     Research Commitments

        The  Company's   commitments  for  research   sponsorship   payments  to
        collaborators and institutions during 1996, 1997 and 1998 aggregate approximately $25,000.

        In 1988, the Company purchased the interests of Biotechnology Research Partners, a limited partnership ("BRP") in a joint venture and made a down payment of $575,000. The balance of the purchase price is to be paid in quarterly installments in accordance with the following formula: (i) until the minority partners have received payments of approximately $22.8 million, the Company will pay approximately 37% of the royalty income from third-party licenses and approximately 3.7% of the Company's gross sales of Partnership products; (ii) thereafter, until the minority partners have received aggregate payments of approximately $34.1 million, the Company will pay approximately 31% of the royalty income and approximately 3.1% of the Company's gross sales of Partnership products; and (iii) thereafter, until the earlier of 20 years from the date of exercise of the option or the time all patents relating to the Partnership's technology expire and all information relating to that technology becomes part of the public domain, the Company will pay to the minority partners approximately 20.5% of the royalty income and approximately 2% of the Company's gross sales of Partnership products. As of December 31, 1995, no payments have been made to the minority partners creditable against the purchase price.

        In December, 1992, the Company exercised its option to acquire all interests in Nova Technology Limited Partnership ("NTLP") for $20.4 million and transaction costs of $0.1 million. The Company also issued contingent payment rights to all limited partners of the partnership, pursuant to which the Company is obligated until January 15, 2008, to pay royalties on the sale or license of certain products that were under development by the partnership.

 11.    Stockholders' Equity

        As part of the 1992 merger with Nova, the outstanding Nova warrants were converted into warrants to purchase approximately 4,645,000 shares of Scios Inc. common stock. At December 31, 1995, warrants were outstanding to purchase approximately 2,359,000 shares at prices ranging from $8.84 to $55.13 per share and are exercisable in increments that expire over the period from June 1996 through June 1998.

        The Company's preferred stock may be issued in series that have such rights as may be designated by the Board of Directors from time to time. There were 16,053 shares of preferred stock issued and outstanding at December 31, 1995. These non-voting shares, which are convertible at the option of the holder into 1,605,300 shares of common stock, were issued to Genentech in connection with the AURICULIN collaboration agreement. They have rights to dividends if a dividend is paid on Scios Inc. common stock and preference upon a merger or liquidation of the Company equal to the $950 per share purchase price.

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

12.     Employee Benefits and Stock Option Plans

        The Company has a qualified profit sharing plan and trust under Internal Revenue Service Code sections 401(a) and 401(k). Employees are eligible to participate in the plan the first day of the month after hire and can elect to contribute to the plan up to 15% of their salary subject to current statutory limits. In 1995, the Company matched employee contributions at a rate of 100% to a maximum of $3,000 per employee, except where restricted by statutory limits. The company contribution vests over a three-year period. Company contributions to the plan totaled approximately $537,000 in 1995, $794,000 in 1994, and $845,000
        in 1993.

        Under the Company's stock option plans, the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the vesting period and the exercise price (which cannot be less than fair market value at date of grant for incentive stock options or 85% of fair market value for nonstatutory options). The options are exercisable at times and in increments as specified by the Board of Directors, generally expire ten years from date of grant and fully vest over periods from three to five years. The following shares are authorized and available for grant as of December 31, 1995:

                                                               Shares
        Plan               Shares           Options           Available
        Title             Authorized      Outstanding         For Grant             Option Price
        -----             ----------      -----------         ---------             ------------
        1983/86           2,200,000       1,160,394             31,500              Not less than 85% FMV
        1989                170,000          43,000                 --              Fair Market Value
        1992              3,500,000       2,620,149            446,387              Not less than 85% FMV
        NQ                  443,161           8,000                 --              Not less than 85% FMV

        Additional information with respect to the activity of outstanding options is summarized in the following table.

                                                                 Number of                           Aggregate
            Common Stock                                          Shares        Option Price         Price
            ------------                                          ------        ------------         -----
            (in thousands)
            Balances at December 31, 1992                        4,176,144      $0.64-$21.13         $ 31,092

               Granted                                             317,269      $0.01-$6.88             2,035
               Exercised                                          (409,255)     $0.01-$9.13            (2,106)
               Canceled                                           (163,727)     $5.63-$21.13           (1,301)
                                                                  --------                             ------
             Balances at December 31, 1993                       3,920,431      $0.16-$21.13          $29,720
               Granted                                             303,149      $6.63-$9.00             2,597
               Exercised                                           (71,702)     $2.56-$9.13             (408)
               Canceled                                           (457,043)     $2.56-$18.46           (3,650)
                                                                  --------                             ------
             Balances at December 31, 1994                       3,694,835      $0.16-$21.13          $28,259

               Granted                                             780,580      $3.50-$7.50             5,512
               Exercised                                          (123,171)     $0.16-$7.13              (513)
               Canceled                                           (520,701)     $2.56-$21.13           (4,236)
                                                                  --------                             ------
             Balances at December 31, 1995                       3,831,543      $2.56-$21.13          $29,022
                                                                 =========                            =======

        At December 31, 1995, options to purchase 2,412,092 shares were fully vested.

13.     Significant Customers

        In 1995, 1994 and 1993, no individual customers contributed more than 10% of total revenues.

        In 1995, of the $3.0 million in accounts receivable, $1.9 million was a receivable from SB for December sales of the SB Products, $0.6 million was a receivable from Ortho-McNeil based on achieving specific sales levels and $0.3 million was from Connective Therapeutics for contract manufacturing services.

14.     Income Taxes

        Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (" SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. As of January 1, 1993, no cumulative effect adjustment was required for the adoption of SFAS 109, as the resulting net deferred tax asset was fully reserved by a valuation allowance.

        The Company has federal and state income tax net operating loss ("NOL") carryforwards at December 31, 1995 for tax purposes available as follows:

        Federal  NOL                                           $228,000,000
        State NOL                                                46,000,000
        Federal research credit                                   8,500,000
        State research credit                                     1,500,000

        These federal and state NOL carryforwards expire in the years 1998 through 2010, and 1996 through 2000, respectively. The federal and state research credit carryforwards expire in the years 1998 through 2010, and 2002 through 2010, respectively.

        Due to a change in the ownership of the Company, as defined, a portion of the federal and state NOL carryover is subject to an annual utilization limitation. Should another change in ownership occur, future utilization of the Company's NOL carryforwards may be subject to additional limitations.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

        Year Ended December 31                                   1995                         1994
        ----------------------                                   ----                         ----
        (in thousands)

        Depreciable and amortizable
          assets, primarily technology                           $ 6,800                      $   6,000
        Other accrued liabilities                                  3,200                          3,100
        State (net of federal benefit)                             5,000                          3,800
        Net operating loss carryforward                           76,600                         70,000
        Research credit                                            8,500                          7,500
        Valuation allowance                                     (100,100)                       (90,400)
                                                                --------                        -------
        Net deferred tax asset                                   $    --                       $     --
                                                                 =======                       ========

        Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.