Form 10-Q
period 1996-03-31
SCIOS NOVA INC
filed 1996-05-14
CIK 726512

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ________ to ___________

                         Commission file number: 0-11749


                                   Scios Inc.

                 State or other jurisdiction of (I.R.S. Employer
                incorporation or organization Identification No.)

                               Delaware 95-3701481

                                   Scios Inc.
             2450 Bayshore Parkway, Mountain View, California 94043
                                  415-966-1550

                           (formerly Scios Nova Inc.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act ofv1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1996.

Title                                                        Outstanding

Common Stock, $.001 par value                                36,352,949

Part I. Financial Information

Item 1. Financial Statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                            March 31,             December 31,
                                                                               1996                   1995

                                                                          ---------------        ----------------
                                                                                       (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                                   $1,835                  $2,847
     Available-for-sale securities                                               25,531                  25,986
     Accounts receivable                                                          2,353                   3,014
     Prepaid expenses                                                               697                     869
                                                                          ---------------        ----------------
       Total current assets                                                      30,416                  32,716

Available-for-sale securities, non-current                                       48,217                  58,236
Investment in affiliates                                                          6,916                   2,937
Property and equipment, net                                                      34,952                  35,531
Other assets                                                                      1,588                   2,130
                                                                          ---------------        ----------------

TOTAL ASSETS                                                                   $122,089                $131,550
                                                                          ---------------        ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable to banks                                                      $3,000                  $3,000
     Accounts payable                                                             1,156                   3,778
     Other accrued liabilities                                                    6,647                   7,863
     Deferred contract revenue                                                    5,191                   5,775
     Current portion of long-term debt                                              634                     658
                                                                          ---------------        ----------------
       Total current liabilities                                                 16,628                  21,074

Long-term debt                                                                      943                   1,082

Stockholders' equity:
     Preferred stock; $.001 par value; 20,000,000 shares authorized;  issued and outstanding:
        12,632 and 16,053, respectively                                              --                      --
     Common stock; $.001 par value; 150,000,000
        shares authorized; issued and outstanding:
        36,352,949 and 36,009,055, respectively                                      36                      36
     Additional paid-in capital                                                 403,867                 399,155
     Treasury stock                                                              (2,305)                   (967)
     Notes receivable                                                               (20)                    (20)
     Unrealized gains (losses) on securities                                       (255)                    578
     Accumulated deficit                                                       (296,805)               (289,388)
                                                                          ---------------        ----------------
       Total stockholders' equity                                               104,518                 109,394
                                                                          ---------------        ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $122,089                $131,550

                                                                          ---------------        ----------------

                 See notes to consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                        (In thousands, except share data)

                                                                       Three months ended
                                                                            March 31,
                                                                 1996                       1995
                                                             --------------             -------------
                                                                           (Unaudited)
Revenues:
      Product sales                                                 $8,642                   $11,885
      Co-promotion commissions                                       1,043                       708
      Research & development contracts                               1,799                     1,087
                                                             --------------             -------------
                                                                    11,484                    13,680
                                                             --------------             -------------

Costs and expenses:
      Cost of goods sold                                             5,173                     7,521
      Research and development                                       8,666                     6,964
      Marketing, general and administration                          4,419                     4,577
      Profit distribution to third parties                             994                     1,288
                                                             --------------             -------------
                                                                    19,252                    20,350
                                                             --------------             -------------

Loss from operations                                                (7,768)                   (6,670)

Other income:
      Investment income                                                943                     1,421
      Realized gains (losses) on securities                             81                     (453)
      Other income, net                                                 56                        53
                                                             --------------             -------------
                                                                     1,080                     1,021

Equity in net loss of affiliates                                      (729)                     (978)
                                                             --------------             -------------
      Net loss                                                     ($7,417)                  ($6,627)
                                                             --------------             -------------

      Net loss per common share                                     ($0.21)                   ($0.19)
                                                             --------------             -------------

      Weighted average number of
         common shares outstanding                              35,890,504                35,349,500
                                                             --------------             -------------



                          See notes to consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                     Three months ended
                                                                                         March 31,
                                                                                  1996                1995
                                                                               ------------        -----------
                                                                                        (Unaudited)
Cash flows from operating activities:
   Net loss                                                                        $(7,417)           $(6,627)
   Adjustments to reconcile net loss to net
   cash used by operating activities:
      Depreciation and amortization                                                  1,121                871
      Deferred contract revenue                                                       (584)              (177)
      Equity in net loss of affiliates                                                 729                978
      Change in assets and liabilities:
        Accounts receivable                                                            661                201
        Prepaid expenses                                                               172                 55
        Other assets                                                                   542                 80
        Accounts payable                                                            (2,622)            (1,932)
        Other accrued liabilities                                                   (1,216)            (1,969)
                                                                               ------------        -----------
             Net cash used by operating activities                                  (8,614)            (8,520)
                                                                               ------------        -----------

Cash flows from investing activities:
   Warrant exercise                                                                     --              (166)
   Payments for property and equipment, net                                           (542)            (3,601)
   Sales/maturities of marketable securities                                        40,910             41,870
   Purchases of marketable securities                                              (31,269)           (51,391)
                                                                               ------------        -----------
             Net cash provided (used) by investing activities                        9,099            (13,288)
                                                                               ------------        -----------

Cash flows from financing activities:
   Issuance of common stock and collection
   of notes receivable from stockholders, net                                            4                357
   Purchase of treasury stock                                                       (1,338)                 --
   Debt repayments                                                                    (163)              (161)
                                                                               ------------        -----------
             Net cash provided (used) by financing activities                       (1,497)               196
                                                                               ------------        -----------

Net decrease in cash and cash equivalents                                           (1,012)           (21,612)
Cash and cash equivalents at beginning of period                                     2,847             29,674
                                                                               ------------        -----------
Cash and cash equivalents at end of period                                         $ 1,835            $ 8,062
                                                                               ------------        -----------

Supplemental cash flow data:
   Cash paid during the period for interest                                          ($160)              ($54)
Supplemental disclosure of non-cash investing
   and financing:
   Net unrealized securities gains (losses)                                           (833)              1,692
   Investment in affiliate                                                         $ 4,708             $ 3,618


                               See notes to consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.       Basis of Presentation and Accounting Policies

     The unaudited consolidated financial statements of Scios Inc. ("Scios" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at March 31, 1996 and the Company's results of operations for the three-month period ended March 31, 1996. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995. Investors are encouraged to review the Form 10-K for a broader discussion of the Company's business and the opportunities and risks inherent in the Company's business. Copies of the 10-K are available from the company on request.

     The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

     Effective as of the beginning of 1996, the Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. The adoption of SFAS 121 did not have any effect on the Company's Consolidated Financial Statements.

     2. The Company's ownership in Guilford Pharmaceuticals Inc. ("Guilford") declined from 16% to 12% as a result of an additional public stock offering by Guilford in March, 1996. Because two officers of the Company serve on Guilford's Board of Directors, the Company is continuing to account for its investment in Guilford under the equity method. As a result of the stock offering, in accordance with Staff Accounting Bulletin 5:H, the Company increased its recorded investment in Guilford by $4.7 million in the first quarter of 1996.

     3. On May 25, 1995, the Company was served with three  complaints  filed in the U.S. District Court for the Northern District of California by three stockholders. The actions were filed against the Company and Richard Casey, its Chairman and Chief Executive Officer, on behalf of the individual plaintiffs and on behalf of other purchasers of the Company's stock during the period from October 6, 1993 to May 2, 1995. The complaints, which were combined in August, 1995 into a consolidated complaint, allege violations of federal securities laws, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, regarding the Company and clinical trials involving one of its products, AURICULIN(R)anaritide. The complaints seek unspecified compensatory and punitive damages, attorneys fees and costs. On December 1, 1995, the court heard oral argument on defendant's motion to dismiss the complaint. The parties are awaiting the court's decision. Discovery has not yet commenced. The Company believes it has meritorious defenses and intends to defend the lawsuits vigorously. The ultimate outcome of this action cannot presently be determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Operating Results

         The net loss for the quarter ended March 31, 1996 was $7.4 million compared to a net loss of $6.6 million in the corresponding quarter of 1995. The increase in net loss was primarily due to lower product sales and higher research and development expenses. The product sales decrease from 1995 to 1996 was partially offset by higher research and development contract revenue and co-promotion commissions.

         Total revenues for the three months ended March 31, 1996 declined to $11.5 million from $13.7 million in the corresponding period of 1995 due to lower product sales. Product sales from psychiatric products under license from SmithKline Beecham Corporation (the "SB Products") declined to $8.6 million from $11.9 million for the three months ended March 31, 1996 and 1995, respectively. The decline of sales is the result of continuing competition from generic alternatives to the SB Product. Gross margins increased to 40% for the quarter ending March 31, 1996 from 37% in the prior year period as a result of a price increase and a favorable product mix. The increase in co-promotion commissions resulted from higher revenue recognition based on sales growth of HALDOL(R) Decanoate, a product co-promoted with Ortho-McNeil Pharmaceutical. Contract revenues increased due to receipt of a one-time payment related to the disposition of the Company's lung surfactant patent rights.

         Total costs and expenses for the three months ended March 31, 1996 were $19.3 million versus $20.4 million for the same period in 1995. Spending for research and development increased to $8.7 million in 1996 from $7.0 million in 1995 as a result of higher staffing and clinical trials costs to support expanded product development activities. Expenses for marketing, general and administration decreased to $4.4 million from $4.6 million for the three-month periods ended March 31, 1996 and 1995, respectively, because of lower sales force costs. The decreases in profit distribution to third parties and cost of goods for the three months ended March 31, 1996 from the comparable 1995 period were the result of the lower SB Product sales.

         Other income increased to $1.1 million in the quarter ended March 31, 1996 from $1.0 million in the comparable quarter of 1995. The increase was principally due to a net gain on sales of securities in 1996 versus a net loss for the same period in 1995. Partially offsetting the gain on securities sales was a decline in interest income from the Company's marketable securities. The equity in the net loss of affiliates of $0.7 million in 1996 and $1.0 in 1995 is the Company's proportional share of Guilford's losses. The Company's proportional share of Guilford was 12% and 29% on March 31, 1996 and 1995, respectively.

         Except for descriptions of historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations section are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. As discussed, numerous factors could cause actual results to differ from those described in these forward-looking statements. The Company cautions investors that its business is subject to significant risks and uncertainties.

         The Company expects to continue to incur losses for several more years. The ability of the Company to achieve profitability depends principally upon:
(i) the safety and efficacy of the Company's products, the progress of its product development efforts, its success in enrolling patients in clinical trials and the timing and scope of regulatory approvals, particularly with respect to the Company's lead products AURICULIN(R) anaritide ("AURICULIN") and NATRECOR(R) BNP; (ii) the Company's success in generating operating profits from marketing and selling the SB Products, HALDOL(R) Decanoate and additional third-party product rights which it may acquire, the Company's ability to establish and maintain profitable arrangements under which to represent the products of third parties, the impact of competing products and the Company's ability to forecast future trends affecting the timing of revenue recognition, such as the level of Medicaid rebates and rate of sales growth over a particular period and continuing availability of these products from its partners; and
(iii) the development of new third-party funding sources and other revenues to support continuing research and development programs and the results realized by third parties on whom the Company may rely to sell its products, particularly outside of the United States. Profitability will also be affected by the disposition of various patent proceedings related to protection of the Company's products and the Company's ability to undertake complex manufacturing processes in a cost-effective manner to scale-up and then manufacture products the Company expects to market directly as well as any products the Company may manufacture for third parties, if any. With limited manufacturing resources of its own, the Company has entered into contracts with, and is dependent upon, third-party suppliers for the manufacture of its current lead products. Although the Company does not currently foresee a supply problem, future product supply and the Company's profitability could be affected by events at these suppliers over which the Company has limited control.

Liquidity and Capital Resources

         Combined cash, cash equivalents and marketable securities (both current and non-current) totaled $75.6 million at March 31, 1996, a decrease of $11.5 million from December 31, 1995. The decrease was principally attributable to $8.6 million used to fund operating activities, $1.3 million for the acquisition of treasury stock and $0.8 million of unrealized losses on marketable securities resulting from a change in market interest rates during the three-month period.

         The $4.0 million increase in investment in affiliates reflects the write-up of the Company's equity investment in Guilford as a result of Guilford's March 1996 public stock offering, reduced by the Company's proportional share of Guilford's losses.

         The $0.6 million decrease in net property and equipment balances from December 31, 1995 to March 31, 1996 was principally due to depreciation expense exceeding capital purchases during the three-month period.

         The decrease in accounts payable of $2.6 million during the three-month period ending March 31, 1996 was the result of payments of year-end 1995 accruals.

         The decrease in other accrued liabilities of $1.2 million from December 31, 1995 to March 31, 1996 was the result of payments to third parties associated with sales and royalty revenues received in the fourth quarter of 1995.

         The increase in additional paid-in capital of $4.7 million was principally the result of the write-up of the Company's equity investment in Guilford.

         The $1.3 million increase in Treasury stock was the result of the Company's purchase during the quarter of 295,000 shares of stock under the previously announced stock repurchase program.

         The unrealized losses on securities of $0.2 million at March 31, 1996 represent the difference between the cost and market value of the Company's marketable securities at quarter end. The $0.8 million change in unrealized gains (losses) on securities from December 31, 1995 to March 31, 1996 was the result of an increase in market interest rates which took place during the first three months of the year.

         The Company has experienced net operating losses since its inception and expects to continue to incur losses for at least the next two years. The Company's ability to achieve and sustain profitability, and therefore the rate of utilization of the Company's current financial resources, will depend upon a number of factors, particularly the success and timeliness of its product development, clinical trial, regulatory approval and product introduction efforts. Other contributing factors will be the Company's success in developing new revenue sources to support research and development programs and its success in marketing and promoting the SB Products, HALDOL(R) Decanoate and any other third-party products that may be in-licensed by the Company.

         The Company's cash resources of $75.6 million at March 31, 1996, together with revenues from product sales, collaborative agreements and interest income, and any funding from existing or future debt arrangements, will be used to fund current and new clinical trials for proprietary products under development, to support continuing research and development programs and for other general purposes. The Company believes its cash resources will be sufficient to meet its operating and capital requirements for at least the next three years. Key factors which will affect future cash use and the timing of the Company's need to seek additional financing include the results of the Company's partnering efforts and the timing and amounts realized from licensing and partnering activities, the rate of spending required to develop the Company's products, as well as its ability to respond to changing business conditions and the net contribution from the Company's marketing of current and future products for third parties.

         Over the long term, the Company will need to arrange additional financing for the future operation of its business, including the commercialization of products currently under development, and it will consider collaborative arrangements and additional public or private financings, including additional equity financings. Factors influencing the availability of additional funding include, but are not limited to the Company's progress in product development, investor perception of the Company's prospects and the general conditions of the financial


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

                   11.1     Computation of Net Loss Per Share.

                   (b)      Reports on Form-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIOS INC.

By:      /s/ Richard L. Casey
         Richard L. Casey
         Chairman of the Board, President and Chief Executive Officer

Date: May 14, 1996


By:      /s/ Kevin McPherson
         Kevin McPherson
         Director of Finance (Acting Chief Accounting Officer)

Date: May 14, 1996

                        INDEX TO EXHIBITS

                         SCIOS  INC.

                  Quarterly Report on Form 10-Q
             For the Quarter Ended March 31, 1996


Exhibit       Description                              Method of Filing

11.1          Statement regarding computation of       Filed
              per share earnings for the three         electronically
              months ended March 31, 1996              herewith
              and March 31, 1995.
