Form 10-Q
period 1996-06-30
SCIOS INC
filed 1996-08-14
CIK 726512

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                        Commission file number: 0-11749


                                   Scios Inc.

State or other jurisdiction of                    (IRS Employer incorporation or
         organization                                    Identification No.)

           Delaware                                         95-3701481

                                   Scios Inc.
             2450 Bayshore Parkway, Mountain View, California 94040
                                 (415) 940-6656


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Stock, $.001 par value                                35,931,277

Part I. Financial Information

Item 1. Financial Statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                             June 30,            December 31,
                                                                               1996                 1995
                                                                          ---------------        ------------
ASSETS                                                                     (Unaudited)

Current assets:
     Cash and cash equivalents                                                    $3,824              $2,847
     Available-for-sale securities                                                10,281              25,986
     Accounts receivable                                                           3,313               3,014
     Prepaid expenses                                                                765                 869
                                                                           -------------        ------------
       Total current assets                                                       18,183              32,716

Available-for-sale securities, non-current                                        52,358              58,236
Investment in affiliates                                                           6,270               2,937
Property and equipment, net                                                       35,300              35,531
Other assets                                                                       1,772               2,130
                                                                          ---------------        ------------

TOTAL ASSETS                                                                    $113,883            $131,550
                                                                          ---------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable to banks                                                       $3,000              $3,000
     Accounts payable                                                              1,193               3,778
     Other accrued liabilities                                                     7,190               7,863
     Deferred contract revenue                                                     3,916               5,775
     Current portion of long-term debt                                               615                 658
                                                                          ---------------        ------------
       Total current liabilities                                                  15,914              21,074

Long-term debt                                                                       777               1,082

Stockholders' equity:
     Preferred stock; $.001 par value; 20,000,000
        shares authorized; issued and outstanding:
        12,632 and 16,053, respectively                                               --                  --
     Common stock; $.001 par value; 150,000,000
        shares authorized; issued and outstanding:
        36,476,277 and 36,009,055, respectively                                       36                  36
     Additional paid-in capital                                                  404,262             399,155
     Treasury stock (545,000 shares)                                              (2,422)               (967)
     Notes receivable                                                                (20)                (20)
     Unrealized gains (losses) on securities                                        (243)                578
     Accumulated deficit                                                        (304,421)           (289,388)
                                                                          ---------------        ------------
       Total stockholders' equity                                                 97,192             109,394
                                                                          ---------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $113,883            $131,550
                                                                          ---------------        ------------

                 See notes to consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                        (In thousands, except share data)

                                                            Three months ended                 Six months ended
                                                                 June 30,                          June 30,
                                                         1996             1995              1996              1995
                                                    ---------------   --------------   ---------------    --------------
                                                               (Unaudited)                       (Unaudited)

Revenues:
      Product sales                                         $8,445           $9,672           $17,088           $21,557
      Co-promotion commissions                               1,243              334             2,286             1,042
      Research & development contracts                       2,104            1,758             3,902             2,845
                                                    ---------------   --------------   ---------------    --------------
                                                            11,792           11,764            23,276            25,444
                                                    ---------------   --------------   ---------------    --------------

Costs and expenses:
      Cost of goods sold                                     5,130            5,571            10,303            13,092
      Research and development                               9,119            7,761            17,785            14,725
      Marketing, general and administration                  4,471            4,346             8,890             8,923
      Profit distribution to third parties                     922            1,278             1,917             2,566
                                                    ---------------   --------------   ---------------    --------------
                                                            19,642           18,956            38,895            39,306
                                                    ---------------   --------------   ---------------    --------------

Loss from operations                                        (7,850)          (7,192)          (15,619)          (13,862)

Other income:
      Investment income                                        818            1,341             1,762             2,280
      Realized gains (losses) on securities                   (181)              68              (100)               99
      Other income, net                                        243               17               299                70
                                                    ---------------   --------------   ---------------    --------------
                                                               880            1,426             1,961             2,449

Equity in net loss of affiliates                              (646)            (832)           (1,375)           (1,810)
                                                    ---------------   --------------   ---------------    --------------
      Net loss                                             ($7,616)         ($6,598)         ($15,033)         ($13,223)
                                                    ---------------   --------------   ---------------    --------------

      Net loss per common share                             ($0.21)          ($0.18)           ($0.42)           ($0.37)
                                                    ---------------   --------------------------------    --------------

      Weighted average number of
         common shares outstanding                      35,834,351       35,691,268        35,862,428        35,438,934
                                                    ---------------   --------------   ---------------    --------------

                 See notes to consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                      Six months ended
                                                                                          June 30,
                                                                                  1996                1995
                                                                               ------------        -----------
                                                                                        (Unaudited)
Cash flows from operating activities:
   Net loss                                                                       $(15,033)          $(13,223)
   Adjustments to reconcile net loss to net
   cash used by operating activities:
      Depreciation and amortization                                                  2,301              1,749
      Deferred contract revenue                                                     (1,859)             3,672
      Equity in net loss of affiliates                                               1,375              1,658
      Change in assets and liabilities:
        Accounts receivable                                                           (299)              (153)
        Prepaid expenses                                                               104                402
        Other assets                                                                   358                 88
        Accounts payable                                                            (2,585)            (1,787)
        Other accrued liabilities                                                     (673)            (2,307)
                                                                               ------------        -----------
             Net cash used by operating activities                                 (16,311)            (9,901)
                                                                               ------------        -----------

Cash flows from investing activities:
   Payments for property and equipment, net                                         (2,070)            (3,964)
   Sales/maturities of marketable securities                                        91,428             87,266
   Purchases of marketable securities                                              (76,544)           (93,220)
                                                                               ------------        -----------
             Net cash provided (used) by investing activities                       12,814             (9,918)
                                                                               ------------        -----------

Cash flows from financing activities:
   Issuance of common stock and collection
   of notes receivable from stockholders, net                                          399                357
   Purchase of treasury stock                                                       (1,455)                --
   Debt repayments                                                                    (348)              (322)
                                                                               ------------        -----------
             Net cash provided (used) by financing activities                       (1,404)                35
                                                                               ------------        -----------

Net increase in cash and cash equivalents                                              977            (19,784)
Cash and cash equivalents at beginning of period                                     2,847             29,674
                                                                               ------------        -----------
Cash and cash equivalents at end of period                                         $ 3,824            $ 9,890
                                                                               ------------        -----------

Supplemental cash flow data:
   Cash paid during the period for interest                                          ($307)             ($106)
Supplemental disclosure of non-cash investing
   and financing:
   Net unrealized securities gains (losses)                                           (821)             2,918
   Investment in affiliate                                                         $ 4,708            $ 3,618

                 See notes to consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.       Basis of Presentation and Accounting Policies

                  The unaudited consolidated financial statements of Scios Inc. ("Scios" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at June 30, 1996 and the Company's results of operations for the three- and six-month periods ended June 30, 1996 and 1995. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

                  Effective as of the beginning of 1996, the Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. The adoption of SFAS No. 121 did not have any effect on the Company's Consolidated Financial Statements.

2.       Recent Agreements

                  During the second quarter,  the Company  completed a number of agreements with third parties. To add to the portfolio of products currently promoted by the Scios sales force, the Company entered into a four year agreement with Wyeth-Ayerst Laboratories ("Wyeth") to co-promote Wyeth's antidepressant drug EFFEXOR(R) to selected psychiatrists. In an agreement with GenVec Inc., the Company licensed out a segment of the gene for vascular endothelial growth factor in exchange for a share of potential future product revenues. With Novo Nordisk A/S of Denmark, the Company signed an option agreement to license Scios' insulinotropin technology. This agreement followed the termination of the Company's licensing agreement to insulinotropin rights and technologies with Pfizer Inc. The Company amended
         its   agreement   with   Genentech   Inc.  for  the   development  and
         commercialization of AURICULIN(R) anaritide to adjust the timeline for milestone payments as a result of the need to conduct a second Phase III clinical trial. In addition, the Company was notified by Hoechst Marion Roussel, Inc. that it was terminating the Alzheimer's collaboration between the companies effective December 1996. The Company is currently seeking to form an alliance with another biopharmaceutical company in this area.

3.       Litigation

                  On May 25, 1995, the Company was served with three complaints filed in the U.S. District Court for the Northern District of California by three stockholders. The actions were filed against the Company and Richard Casey, its Chairman and Chief Executive Officer, on behalf of the individual plaintiffs and on behalf of other purchasers of the Company's stock during the period from October 6, 1993 to May 2, 1995. The complaints, which were combined in August, 1995 into a consolidated complaint, allege violations of federal securities laws, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, regarding the Company and clinical trials involving one of its products, AURICULIN(R) anaritide. The complaints seek unspecified compensatory and punitive damages, attorneys fees and costs. On December 1, 1995, the court heard oral argument on defendant's motion to dismiss the complaint. The parties are awaiting the court's decision. Discovery has not yet commenced. The Company believes it has meritorious defenses and intends to defend the lawsuits vigorously. The ultimate outcome of this action cannot presently be determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results

         The net loss for the quarter ended June 30, 1996 was $7.6 million compared to a net loss of $6.6 million in the corresponding quarter of 1995. For the six-month periods ended June 30, 1996 and 1995, the net losses were $15.0 million and $13.2 million, respectively. For both the three and six-month periods, the increase in net losses was primarily due to lower product sales, higher research and development expenses and a reduction in investment income.

         Total revenues for the three months ended June 30, 1996 were $11.8 million, the same as for the corresponding period in 1995. Product sales from psychiatric products under license from SmithKline Beecham Corporation (the "SB Products") declined to $8.4 million from $9.7 million for the three months ended June 30, 1996 and 1995, respectively. The decline in sales was the result of continuing competition from generic alternatives to the SB Products. The lower product sales were partially offset by higher co-promotion commissions and research and development contract revenue. The increase in co-promotion commissions resulted from sales growth of HALDOL(R) Decanoate, a product co-promoted with Ortho-McNeil Pharmaceutical. Contract revenues increased due to recognition of a milestone payment from Kaken Pharmaceutical Co., Ltd. as a result of its NDA filing in Japan for the use of FIBLAST(R) trafermin for the treatment of non-healing wounds.

         For the six months ended June 30, 1996 and 1995, revenues were $23.3 million and $25.4 million, respectively. The year-to-year decrease resulted from a decline in product sales which was partially offset by higher revenue from co-promotion commissions and research and development contracts. The increase in contract revenue from 1995 to 1996 for the six-month periods was the result of the milestone payment from Kaken noted above, and a one-time payment received in the first quarter of 1996 related to the disposition of the Company's lung surfactant patent rights.

     Total costs and expenses for the three months ended June 30, 1996 were $19.6 million versus $19.0 million for the same period in 1995. Spending for research and development increased to $9.1 million in 1996 from $7.8 million in 1995 as a result of higher staffing levels and clinical trials costs to support expanded product development activities. Expenses for marketing, general and administration increased to $4.5 million in 1996 from $4.3 million in 1995. The second quarter decline in profit distribution to third parties and cost of goods from 1995 to 1996 was the result of lower SB Product sales.

         Total costs and expenses for the six months ended June 30, 1996 were $38.9 million versus $39.3 million for the same period in 1995. Spending for research and development increased to $17.8 million in 1996 from $14.7 million in 1995 for the reasons noted in the paragraph above. Expenses for marketing, general and administration remained flat at $8.9 million. Profit distribution to third parties and cost of goods decreased from 1995 to 1996 because of the lower SB Product sales.

         Other income decreased to $0.9 million in the quarter ended June 30, 1996 from $1.4 million in the comparable quarter of 1995. For the six-month periods ended June 30, 1996 and 1995, other income decreased to $2.0 million from $2.4 million. The decrease for both periods was principally due to lower investment income from the Company's marketable securities and a net loss on sales of securities in 1996 versus a net gain for the same period in 1995. The decline in equity in the net loss of affiliates, for both the three and six month periods, was the result of the Company's decreasing share of losses of Guilford Pharmaceuticals Inc. ("Guilford"). The Company's percentage ownership of Guilford and subsequent share of losses has declined to 12% due to Guilford's public stock sale in March, 1996.

     The ability of the Company to achieve profitability depends principally on the Company's success in developing and commercializing its own products and on its ability to complete agreements with third parties that result in additional revenue. The Company's success in commercializing its own products will depend on: the demonstrated safety and efficacy of products in development; the time taken to complete clinical trials and regulatory submissions; the timing and scope of regulatory approvals, particularly with respect to the Company's lead products, AURICULIN(R) anaritide, NATRECOR(R) BNP and FIBLAST(R) trafermin; the Company's ability to secure a commercial scale cost-effective drug supply; and the level of market acceptance of approved products. The Company's ability to raise additional revenue through third parties will be dependent on: its success in marketing and selling the SB Products, HALDOL(R) Decanoate, EFFEXOR(R) and any additional third-party product rights which it may acquire; the disposition of various patent proceedings related to the protection of the Company's potential products; the perceived value of the Company's current product portfolio and research programs to outside parties; and the success of third parties, such as Kaken Pharmaceuticals in Japan, in developing and commercializing the Company's products.

Liquidity and Capital Resources

         Combined cash, cash equivalents and marketable securities (both current and non-current) totaled $66.5 million at June 30, 1996, a decrease of $20.6 million from December 31, 1995. The decrease was principally attributable to $16.3 million used to fund operating activities, $2.1 million for the purchase of property and equipment, $1.5 million for the acquisition of treasury stock and $0.8 million of unrealized losses on marketable securities during the six-month period.

         The Company has experienced net operating losses since its inception and expects to continue to incur losses for at least the next two years. The Company's ability to achieve and sustain profitability, and therefore the rate of utilization of the Company's current financial resources, will depend upon a number of factors, particularly the success and timeliness of its product development, clinical trials, regulatory approval and product introduction efforts. Other contributing factors will be the Company's success in developing new revenue sources to support research and development programs and its success in marketing and promoting the SB Products, HALDOL(R) Decanoate, EFFEXOR(R) and any other third-party products that may be in-licensed by the Company.

         The Company's cash resources of $66.5 million at June 30, 1996, together with revenues from product sales, collaborative agreements, interest income, and any funding from existing or future debt arrangements, will be used to fund current and new clinical trials for proprietary products under development, to support continuing research and development programs and for other general purposes. The Company believes its cash resources will be sufficient to meet its operating and capital requirements for at least the next two years. Key factors which will affect future cash use and the timing of the Company's need to seek additional financing include the results of the Company's partnering efforts and the timing and amounts realized from licensing and partnering activities, the rate of spending required to develop the Company's products, as well as its ability to respond to changing business conditions and the net contribution obtained from the Company's marketing of products for third parties.

         Over the long term, the Company may need to arrange additional financing for the future operation of its business, including the commercialization of products currently under development, and it will consider collaborative arrangements and additional public or private financings, including additional equity financings. Factors influencing the availability of additional funding include, but are not limited to, the Company's progress in product development, investor perception of the Company's prospects and the general conditions of the financial markets.

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

Part II.          Other Information

Item 4            Submission of Matters to a Vote of Security Holders

                  The Company's Annual Meeting of Stockholders was held on May 14, 1996.

                  (a) The following individuals were elected directors of the Company, each to serve until a successor is elected:

                                           Total Vote For  Total Vote Withheld
                  Name                     Each Director   From Each Director

                  Samuel H. Armacost        32,797,000       1,207,023
                  Richard L. Casey          33,127,862         876,161
                  Myron Du Bain             33,183,439         820,584
                  Robert W. Schrier, M.D.   33,293,588         710,437
                  Solomon H. Snyder, M.D.   32,704,217       1,299,806
                  Burton E. Sobel, M.D.     33,269,904         734,119
                  Eugene L. Step            33,281,565         722,458

                  (b) The following matters were approved by stockholder vote, with votes cast as indicated:

                              Ratification and approval of the Company's name change from Scios Nova Inc. to Scios Inc., including the filing a Certificate of Amendment to the Company's Certificate of Incorporation with the Delaware Secretary of State:

                                   Votes for:              32,592,927
                                   Votes against              244,651
                                   Abstentions:               121,038
                                   Broker Non-Votes         1,045,407

                               Ratification of the selection of Coopers & Lybrand as the Company's independent auditors for fiscal year 1996:

                                    Votes cast for:        33,772,193
                                    Votes cast against:       121,605
                                    Abstentions:              110,225
                                    Broker Non-Votes:             N/A

                                    Broker non-votes were not relevant to the foregoing matter.

                  (c)  The  following  matter  submitted  by a  stockholder  was
                       defeated  by  stockholder   vote,   with  votes  cast  as
                       indicated:

                                Stockholder   proposal   to  appoint  a  special
                                committee to seek a buyer for the Company:

                                    Votes cast for:          4,572,083
                                    Votes cast against:     14,928,939
                                    Abstentions:             1,012,826
                                    Broker Non-Votes:       13,490,175


Item 6.  Exhibits and Reports on Form 8-K

                   (a)      Exhibits

                            11.1 Computation of Net Loss Per Share for the three months ended June 30, 1996 and June 30, 1995.

                            11.2 Computation of Net Loss Per Share for the six months ended June 30, 1996 and June 30, 1995.

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

Date: August 14, 1996

By:  /s/ Kevin McPherson
     Kevin McPherson
     Director of Finance (Acting Chief Accounting Officer)

Date: August 14, 1996

                                INDEX TO EXHIBITS

                                   SCIOS INC.

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 1996


Exhibit       Description                             Method of Filing
11.1          Statement regarding computation of      Filed
              per share earnings for the three        electronically
              months ended June 30, 1996 and          herewith
              June 30, 1995.

11.2          Statement regarding computation of      Filed
              per share earnings for the six          electronically
              months ended June 30, 1996 and          herewith
              June 30, 1995.