Form 10-Q/A
period 1996-06-30
SCIOS INC
filed 1996-10-11
CIK 726512

FORM 10-Q/A
                                (Amendment No. 1)

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

1. The Consolidated Statements of Cash Flows contained in Part I, Item 1 is hereby amended in its entirety by substituting the following Consolidated Statements of Cash Flows:

                                   SCIOS INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                      Six months ended
                                                                                          June 30,
                                                                                  1996                1995
                                                                               ------------        -----------

                                                                                        (Unaudited)
Cash flows from operating activities:
   Net loss                                                                      $(15,033)          $(13,223)
   Adjustments to reconcile net loss to net
   cash used by operating activities:
      Depreciation and amortization                                                  2,301              1,749
      Deferred contract revenue                                                    (1,859)              3,672
      Equity in net loss of affiliates                                               1,375              1,658
      Change in assets and liabilities:
        Accounts receivable                                                          (299)              (153)
        Prepaid expenses                                                               104                402
        Other assets                                                                   358                 88
        Accounts payable                                                           (2,585)            (1,787)
        Other accrued liabilities                                                    (673)            (2,307)
                                                                               ------------        -----------
             Net cash used by operating activities                                (16,311)            (9,901)
                                                                               ------------        -----------

Cash flows from investing activities:
   Payments for property and equipment, net                                        (2,070)            (3,964)
   Sales/maturities of marketable securities                                        97,306             87,266
   Purchases of marketable securities                                             (76,544)           (93,220)
                                                                               ------------        -----------
             Net cash provided (used) by investing activities                       18,692            (9,918)
                                                                               ------------        -----------

Cash flows from financing activities:
   Issuance of common stock and collection
   of notes receivable from stockholders, net                                          399                357
   Purchase of treasury stock                                                      (1,455)                 --
   Debt repayments                                                                   (348)              (322)
                                                                               ------------        -----------
             Net cash provided (used) by financing activities                      (1,404)                 35
                                                                               ------------        -----------

Net increase in cash and cash equivalents                                              977           (19,784)
Cash and cash equivalents at beginning of period                                     2,847             29,674
                                                                               ------------        -----------
Cash and cash equivalents at end of period                                         $ 3,824            $ 9,890
                                                                               ------------        -----------

Supplemental cash flow data:
   Cash paid during the period for interest                                         ($307)             ($106)
Supplemental disclosure of non-cash investing
   and financing:
   Net unrealized securities gains (losses)                                          (821)              2,918
   Investment in affiliate                                                         $ 4,708            $ 3,618


                 See notes to consolidated financial statements.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIOS INC.

/s/ Kevin McPherson
By:________________________________________________
Kevin McPherson
Director of Finance (Acting Chief Accounting Officer)

Date: October 9, 1996