Form 10-Q
period 1996-09-30
SCIOS INC
filed 1996-11-13
CIK 726512

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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

                                   Scios Inc.
             2450 Bayshore Parkway, Mountain View, California 94040
                                  415-966-1550


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Stock, $.001 par value                                35,881,277

Part I. Financial Information

Item 1. Financial Statements.

                           SCIOS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                               September 30,          December 31,
                                                                                   1996                   1995
                                                                               --------------         ------------
ASSETS                                                                          (Unaudited)
Current assets:
     Cash and cash equivalents                                                        $2,604               $2,847
     Available-for-sale securities                                                    13,718               25,986
     Accounts receivable                                                               5,230                3,014
     Prepaid expenses                                                                    662                  869
                                                                               --------------         ------------
       Total current assets                                                           22,214               32,716

Available-for-sale securities, non-current                                            39,054               58,236
Investment in affiliates                                                               8,952                2,937
Property and equipment, net                                                           38,053               35,531
Other assets                                                                           2,672                2,130
                                                                               --------------         ------------

TOTAL ASSETS                                                                        $110,945             $131,550
                                                                               --------------         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks                                                           $3,000               $3,000
     Accounts payable                                                                  1,993                3,778
     Other accrued liabilities                                                         8,626                7,863
     Deferred contract revenue                                                         3,789                5,775
     Current portion of long-term debt                                                   590                  658
                                                                               --------------         ------------
       Total current liabilities                                                      17,998               21,074

Long-term debt                                                                           706                1,082

Stockholders' equity:
     Preferred stock; $.001 par value; 20,000,000 shares authorized;  issued and outstanding:
        12,632 and 16,053, respectively                                                   --                   --
     Common stock; $.001 par value; 150,000,000
        shares authorized; issued and outstanding:
        36,476,277 and 36,009,055, respectively                                           36                   36
     Additional paid-in capital                                                      404,263              399,155
     Treasury stock (595,000 and 250,000 shares, respectively)                        (2,569)                (967)
     Notes receivable                                                                    (13)                 (20)
     Unrealized gains (losses) on securities                                            (145)                 578
     Accumulated deficit                                                            (309,331)            (289,388)
                                                                               --------------         ------------
       Total stockholders' equity                                                     92,241              109,394
                                                                               --------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $110,945             $131,550
                                                                               --------------         ------------


                 See notes to consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                        (In thousands, except share data)

                                                              Three months ended                 Nine months ended
                                                                 September 30,                       September 30,
                                                              1996             1995               1996              1995
                                                    ---------------    -------------    ---------------    --------------
                                                                 (Unaudited)                        (Unaudited)
Revenues:
      Product sales                                        $11,705           $8,289            $28,793           $29,846
      Co-promotion commissions                               2,204              563              4,490             1,605
      Research & development contracts                       2,641              548              6,543             3,393
                                                    ---------------    -------------    ---------------    --------------
                                                            16,550            9,400             39,826            34,844
                                                    ---------------    -------------    ---------------    --------------

Costs and expenses:
      Cost of goods sold                                     6,663            5,144             16,966            18,236
      Research and development                              11,129            7,654             28,914            22,379
      Marketing, general and administration                  5,106            4,725             13,996            13,648
      Profit distribution to third party                     1,668              844              3,585             3,410
                                                    ---------------    -------------    ---------------    --------------
                                                            24,566           18,367             63,461            57,673
                                                    ---------------    -------------    ---------------    --------------

Loss from operations                                        (8,016)          (8,967)           (23,635)          (22,829)

Other income:
      Investment income                                        728            1,267              2,490             4,030
      Realized gains (losses) on securities                    (35)             211               (135)             (173)
      Other income (expense), net                             (269)             112                 30               182
                                                    ---------------    -------------    ---------------    --------------
                                                               424            1,590              2,385             4,039

Equity in net gain (loss) of affiliates                      2,682             (887)             1,307            (2,697)
                                                    ---------------    -------------    ---------------    --------------
      Net loss                                             ($4,910)         ($8,264)          ($19,943)         ($21,487)
                                                    ---------------    -------------    ---------------    --------------

      Net loss per common share                             ($0.14)          ($0.23)            ($0.56)           ($0.61)
                                                    ---------------    --------------------------------    --------------

      Weighted average number of
         common shares outstanding                      35,931,277       36,005,126         35,885,377        35,469,524
                                                    ---------------    -------------    ---------------    --------------



                 See notes to consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                      Nine months ended
                                                                                         September 30,
                                                                                    1996               1995
                                                                                ------------        -----------
                                                                                         (Unaudited)
Cash flows from operating activities:
   Net loss                                                                      $(19,943)          $(21,487)
   Adjustments to reconcile net loss to net
   cash used by operating activities:
      Depreciation and amortization                                                 3,445              2,791
      Deferred contract revenue                                                    (1,986)             3,738
      Equity in net (gain) loss of affiliates                                      (1,307)             2,697
      Change in assets and liabilities:
        Accounts receivable                                                        (2,216)             1,694
        Prepaid expenses                                                              207                324
        Other assets                                                                 (542)              (286)
        Accounts payable                                                           (1,785)            (1,425)
        Other accrued liabilities                                                     763             (2,577)
                                                                               ------------        -----------
             Net cash used by operating activities                                (23,364)           (14,531)
                                                                               ------------        -----------

Cash flows from investing activities:
   Payments for property and equipment, net                                        (5,968)            (5,076)
   Sales and maturities of marketable securities                                  143,059            127,676
   Purchases of marketable securities                                            (112,331)          (136,929)
                                                                               ------------        -----------
             Net cash provided (used) by investing activities                      24,760            (14,329)
                                                                               ------------        -----------

Cash flows from financing activities:
   Issuance of common stock and collection
   of notes receivable from stockholders, net                                         407                515
   Purchase of treasury stock                                                      (1,602)                --
   Debt repayments                                                                   (444)              (457)
                                                                               ------------        -----------
             Net cash provided (used) by financing activities                      (1,639)                58
                                                                               ------------        -----------

Net decrease in cash and cash equivalents                                            (243)           (28,802)
Cash and cash equivalents at beginning of period                                    2,847             29,674
                                                                               ------------        -----------
Cash and cash equivalents at end of period                                        $ 2,604              $ 872
                                                                               ------------        -----------

Supplemental cash flow data:
   Cash paid during the period for interest                                         ($309)             ($154)
Supplemental disclosure of non-cash investing
   and financing:
   Net unrealized securities gains (losses)                                          (723)             2,687
   Investment in affiliate                                                        $ 4,708              $ 799



                 See notes to consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.       Basis of Presentation and Accounting Policies

         The unaudited consolidated financial statements of Scios Inc. ("Scios" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at September 30, 1996 and the Company's results of operations for the three and nine-month periods ended September 30, 1996 and 1995. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

2.       Litigation

         On May 25, 1995, the Company was served with three complaints filed in the U.S. District Court for the Northern District of California by three stockholders. The complaints, which were combined in August, 1995 into a consolidated complaint, allege violations of federal securities laws, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and
         Exchange Commission, regarding the Company and clinical trials involving one of its products, AURICULIN(R) anaritide ("AURICULIN(R)"). The complaint sought unspecified compensatory and punitive damages, attorneys fees and costs. On September 18, 1996, the court dismissed the complaint with prejudice. Subsequent to the court's decision, the plaintiffs have filed a motion to review the decision and arguments are scheduled to be heard in mid-November, 1996. The Company believes it has meritorious defenses and intends to defend the lawsuit vigorously. The ultimate outcome of this action cannot presently be determined.
         Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

3.       Subsequent Events

         In October, 1996, the Company entered into a collaboration agreement with Wyeth-Ayerst, a division of American Home Products Corporation for the development and commercialization of Scios' FIBLAST(R) trafermin ("FIBLAST(R)") for the treatment of neurological and cardiovascular disorders. The two companies will collaborate in the development and commercialization of FIBLAST(R) in North America, while Wyeth-Ayerst will have exclusive marketing rights outside of North America and certain Pacific Rim countries. At signing, Wyeth-Ayerst made a $12 million payment to Scios which will be reported in the fourth quarter. In addition, Wyeth-Ayerst has provided a $12 million line of credit that Scios may draw on to fund expansion of its FIBLAST(R) manufacturing facility. Earlier in 1996, Wyeth-Ayerst and Scios entered into a co-promotion agreement for Wyeth-Ayerst's anti-depressant EFFEXOR(R) (venlafaxine HCL) ("EFFEXOR(R)"). On September 30, 1996, American Home Products owned 1,579,000 shares or 4.4% of Scios common stock.

Part I. Other Information

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results

         The net loss for the quarter ended September 30, 1996 was $4.9 million compared to a net loss of $8.3 million in the corresponding quarter of 1995. For the nine-month periods ended September 30, 1996 and 1995, the net losses were $19.9 million and $21.5 million, respectively. For both the three and nine-month periods, the decrease in net losses was primarily due to higher revenues from co-promotion commissions, research and development contracts and an increase in the equity in affiliates.

         Total revenues for the three months ended September 30, 1996 were $16.6 million, versus $9.4 million for the corresponding period in 1995. Product sales from psychiatric products under license from SmithKline Beecham Corporation (the "SB Products") increased to $11.7 million from $8.3 million for the three months ended September 30, 1996 and 1995, respectively. The increase in third quarter 1996 sales was the result of higher sales of ESKALITH CR(R) and PARNATE(R) and inventory restocking after lower than expected sales in the second quarter of 1996. The increase in co-promotion commissions resulted from sales growth of HALDOL(R) Decanoate ("HALDOL(R)"), a product co-promoted with Ortho-McNeil Pharmaceutical, an affiliate of Johnson & Johnson. Contract revenues increased primarily due to receipt of a payment from Novo Nordisk A/S of Denmark associated with Scios' licensing of its insulinotropin technology and recognition of royalty income associated with the product approval of Gliadel(R) wafer, a product licensed to Guilford Pharmaceuticals ("Guilford").

         For the nine months ended September 30, 1996 and 1995, revenues were $39.8 million and $34.8 million, respectively. The year-to-year increase resulted from higher revenue from co-promotion commissions and research and development contracts which was partially offset by a decline in product sales. The increase in contract revenue from 1995 to 1996 for the nine-month periods was the result of the third quarter items noted above, combined with a milestone payment from Kaken Pharmaceutical Co., Ltd. for the Company's FIBLAST(R) product and a one-time payment received in the first quarter of 1996 related to the disposition of the Company's lung surfactant patent rights.

         Total costs and expenses for the three months ended September 30, 1996 were $24.6 million versus $18.4 million for the same period in 1995. Spending for research and development increased to $11.1 million in 1996 from $7.7 million in 1995 as a result of higher staffing levels, clinical trials costs and drug supply purchases to support expanded product development activities. Expenses for marketing, general and administration increased to $5.1 million in 1996 from $4.7 million in 1995. The third quarter increase in profit distribution to third parties from 1995 to 1996 was the result of higher SB Product sales.

         Total costs and expenses for the nine months ended September 30, 1996 were $63.5 million versus $57.7 million for the same period in 1995. Spending for research and development increased to $28.9 million in 1996 from $22.4 million in 1995 for the reasons noted in the paragraph above. Expenses for marketing, general and administration were $14.0 million and $13.6 million in 1996 and 1995, respectively. Cost of goods sold decreased from 1995 to 1996 for the nine-month periods because of the lower SB Product sales, while the profit distribution to third parties increased slightly because of higher profits associated with the SB Product sales.

         Other income decreased to $0.4 million in the quarter ended September 30, 1996 from $1.6 million in the comparable quarter of 1995. For the nine-month periods ended September 30, 1996 and 1995, other income decreased to $2.4 million from $4.0 million. The decrease for both periods was principally due to lower investment income from the Company's marketable securities and an increase in royalty expenses resulting from the higher research and development contract revenue. For the quarter, the decline in other income from 1995 to 1996 was also due to a net loss on sales of securities in 1996 versus a net gain for the same period in 1995. The increase in equity in the net gains and losses of affiliates, for both the three and nine-month periods, is the result of the Company's share of gains and losses of Guilford. In 1996, Guilford has reported operating profits versus operating losses in 1995.

         The ability of the Company to achieve profitability depends principally on the Company's success in developing and commercializing its own products and on its ability to complete agreements with third parties that result in additional revenue. The Company's success in commercializing its own products will depend on: the demonstrated safety and efficacy of products in development; the time taken to complete clinical trials and regulatory submissions; the timing and scope of regulatory approvals, particularly with respect to the Company's lead products, AURICULIN(R), NATRECOR(R) BNP and FIBLAST(R); the Company's ability to secure a cost-effective commercial scale drug supply; and the level of market acceptance of approved products. The Company's ability to raise additional revenue through third parties will be dependent on: its success in marketing and selling the SB Products, HALDOL(R), EFFEXOR(R) and any additional third-party product rights which it may acquire; the disposition of various patent proceedings related to the protection of the Company's potential products; the perceived value of the Company's current product portfolio and research programs to outside parties; and the success of third parties, such as Kaken Pharmaceuticals in Japan, in developing and commercializing the Company's products.

Liquidity and Capital Resources

         Combined cash, cash equivalents and marketable securities (both current and non-current) totaled $55.4 million at September 30, 1996, a decrease of $31.7 million from December 31, 1995. The decrease was attributable to $23.4 million used to fund operating activities, $6.0 million for the purchase of property and equipment, $1.6 million for the acquisition of treasury stock and $0.7 million of unrealized losses on marketable securities during the nine-month period.

         The Company has experienced net operating losses since its inception and expects to continue to incur losses for at least the next two years. The Company's ability to achieve and sustain profitability, and therefore the rate of utilization of the Company's current financial resources, will depend upon a number of factors, particularly the success and timeliness of its product development, clinical trials, regulatory approval and product introduction efforts. Other contributing factors will be the Company's success in developing new revenue sources to support research and development programs and its success in marketing and promoting the SB Products, HALDOL(R), EFFEXOR(R) and any other third-party products that may be in-licensed by the Company.

         The Company's cash resources of $55.4 million at September 30, 1996, together with revenues from product sales, collaborative agreements, interest income, proceeds from the sale of stock held as equity investments, and any funding from existing or future debt arrangements, will be used to support continuing research and development programs, to fund current and new clinical trials for proprietary products under development, to support commercialization efforts for prospective products and for other general purposes. The Company believes its cash resources will be sufficient to meet its operating and capital requirements for at least the next two years. Key factors which will affect future cash use and the timing of the Company's need to seek additional financing include the results of the Company's partnering efforts and the timing and amounts realized from licensing and partnering activities, the rate of spending required to develop the Company's products, as well as its ability to respond to changing business conditions and the net contribution obtained from the Company's marketing of products for third parties.

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

         Except for descriptions of historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations section are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. As discussed, numerous factors could cause actual results to differ from those described in these forward-looking statements. The Company cautions investors that its business is subject to significant risks and uncertainties.





Item 6.  Exhibits and Reports on Form 8-K.

1.   Exhibits

     Exhibit 11.1. Computation of Net Loss Per Share for the three months ended September 30, 1996 and September 30, 1995

     Exhibit 11.2. Computation of Net Loss Per Share for the nine months ended September 30, 1996 and September 30, 1995

2.   Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIOS INC.

By:/s/ Richard L. Casey
       Richard L. Casey
       Chairman of the Board, President and CEO

Date:  November 13, 1996

By:/s/ Kevin McPherson
       Kevin McPherson
       Director of Finance (Chief Accounting Officer)

Date:  November 13, 1996

                                INDEX TO EXHIBITS

                                   SCIOS INC.

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1996


Exhibit           Description                                          Method of Filing

11.1              Statement regarding computation of per               Filed electronically
                  share earnings for the three months ended            herewith
                  September 30, 1996 and September 30, 1995

11.2              Statement regarding computation of per               Filed electronically
                  share earnings for the nine months ended             herewith
                  September 30, 1996 and September 30, 1995
