Form 10-K405
period 1996-12-31
SCIOS INC
filed 1997-03-28
CIK 726512

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from       to

                         Commission File Number 0-11749
                         ------------------------------

                                   SCIOS INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              95-3701481
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

           2450 Bayshore Parkway, Mountain View, California 94043-1173
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of voting stock held by nonaffiliates of the registrant as of March 17, 1997 was $285,378,440.

As of March 17, 1997, 35,833,923 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                        Form 10-K Part
Definitive Proxy Statement with respect to                            III
the 1997 Annual Meeting of Stockholders

                                     PART I


Item 1.  BUSINESS

Overview

    Scios Inc. ("Scios" or the "Company") is a biopharmaceutical company engaged in the discovery, development, manufacture and commercialization of novel human therapeutics based upon its capabilities in both protein-based and
small-molecule   drug  discovery  and  development.   The  Company  focuses  its
proprietary research and development efforts on products to treat acute illnesses, primarily in the areas of cardiovascular and renal disorders, and seeks to collaborate with corporate partners in the development of products to treat chronic diseases. The Company also has a marketing and sales organization selling third-party products that generate cash to help fund continued development of the Company's proprietary products. To date, none of the Company's proprietary products have been developed to the commercialization stage.

    The Company's lead products are AURICULIN(R) anaritide for the treatment of oliguric acute renal failure, which is being developed with Genentech, Inc., NATRECOR(R) BNP for the treatment of acute congestive heart failure, and FIBLAST(R) trafermin, which is being developed with partners as a potential treatment for stroke and various vascular and wound healing indications. Each of these products is discussed in more detail below in "Business -- Products in Development."

    The Company expects to announce key results in 1997 from Phase III clinical trials in the United States on the use of AURICULIN in the treatment of acute renal failure ("ARF") and on the use of NATRECOR in the treatment of acute congestive heart failure ("CHF"). The outcome of the AURICULIN and NATRECOR clinical trials could have a substantial effect on the Company's stock price - either positive or negative - depending on the nature of the results. In May 1995, the Company announced the results of its 500-patient Phase III clinical trial of AURICULIN for the treatment of ARF. While the results in the broad population of ARF patients were a disappointment, there was a statistically significant clinical benefit in the prospectively-defined subgroup of oliguric (abnormally low urine output) ARF patients. In October 1995, the Company began a second, pivotal Phase III trial of AURICULIN in patients with oliguric ARF. Scios cautions investors that the presence of statistically significant results in one clinical trial does not ensure that these results will be repeated in any subsequent trial. Scios expects to complete its current AURICULIN trial in the second half of 1997 and applications will be filed for approval to market the product in the United States and elsewhere, if the results support such filings. Scios is evaluating NATRECOR for the treatment of acute CHF in two Phase III clinical studies. The Company expects to complete a pivotal NATRECOR Phase III efficacy trial in 1997 and announce the results of such study. At this time, it is not clear whether the second Phase III trial for NATRECOR will be completed in 1997 or 1998.

    Scios' collaborators on FIBLAST are Kaken Pharmaceuticals Co., Ltd. ("Kaken") of Japan, and the Wyeth-Ayerst Laboratories division of American Home Products Corporation ("Wyeth-Ayerst"). In June 1996, Kaken filed a New Drug Application (an "NDA") seeking approval to market FIBLAST in Japan as a treatment for recalcitrant wounds. In October 1996, Wyeth-Ayerst began working with Scios on the use of FIBLAST in the treatment of stroke and vascular disorders.

    Scios has capabilities in molecular and cell biology, protein and medicinal chemistry, molecular modeling, pharmacology, and the bioprocessing sciences, and has the tools to undertake the rational design of small molecules based on knowledge of molecular targets. The Company also has a flex-time sales force and a line of psychiatric products that the sales force markets. This includes four psychiatric products that are sold under a license from SmithKline Beecham
Corporation: ESKALITH(R), ESKALITH CR(R) (lithium), THORAZINE(R) (chlorpromazine), STELAZINE(R) (trifluoperazine) and PARNATE(R) (tranylcypromine). In addition, the sales force markets HALDOL(R) Decanoate (haloperidol), which is co-promoted with Ortho-McNeil Pharmaceutical, an affiliate of Johnson & Johnson, and EFFEXOR(R) (venlafaxine HCl), which is co-promoted with Wyeth-Ayerst. See "Business -- Marketing and Sales".

    Prior to approval of its first product, Scios' financial strategy involves careful management of cash while investing in its product pipeline, and generating cash flow from its commercial operations and corporate partnerships supporting specific products under development. Certain of the Company's product candidates have been licensed to corporate partners for development or are being developed by Scios with funding from corporate partners. Under its arrangements with corporate partners, Scios typically receives research and development funding, payments for clinical supplies and/or milestone payments for achieving scientific and clinical benchmarks. Generally, the Company is also entitled to royalties on commercial sales of products by its partner or will share in profits in countries where Scios is co-marketing the product with its partner. In some cases, Scios may receive additional revenues from the manufacture of products.

    Scios is seeking to reach profitability in 1998 through development of certain products, collaborations with corporate partners on other products and the expansion of its marketing and sales capability. This statement of the Company's goal and other statements in this Annual Report on Form 10-K concerning such matters as product development, and the timing thereof, future revenues, operations and expenditures, regulatory approval and market introduction of the Company's products and estimates of the capacity of manufacturing and other facilities to support such products are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA-95"). Each statement is based on current expectations of the Company and is subject to risk and uncertainty. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these projections due to a number of factors, including: (1) the Company's ability to demonstrate the safety and efficacy of its products at each stage of clinical development and obtain timely regulatory approval and patent and other proprietary rights protection of its products; (2) decisions made by the U.S. Food and Drug Administration and other agencies regarding the indications for which the Company's products may be approved and the timing of such decisions; (3) the actions of third parties, including collaborators, licensees, manufacturing partners, and competitors of the Company; (4) market acceptance of the Company's products; (5) the Company's ability to produce product candidates in commercial quantities at reasonable cost and in a manner acceptable to various regulatory authorities; and (6) the accuracy of the Company's information concerning the products and resources of competitors and potential competitors. Factors creating uncertainty are discussed in more detail in individual sections of this Annual Report on Form 10-K. In particular see "Business-Product Development Activities and Risks" below and the "Outlook and Risks" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company was incorporated in California in 1981 under the name California Biotechnology Inc. and reincorporated in Delaware in 1988. The Company changed its name to Scios Inc. in February 1992, to Scios Nova Inc. in September 1992 following acquisition of Nova Pharmaceuticals, Inc., and returned to using the name Scios Inc. in March 1996. The principal executive offices of the Company are located at 2450 Bayshore Parkway, Mountain View, California 94043. The telephone number at that location is (415) 966-1550.

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

                               POTENTIAL APPLICATIONS/                                 DEVELOPER/CORPORATE
PRODUCT                        INDICATIONS                       STATUS*               PARTNER (TERRITORY)


AURICULIN(R)anaritide         Oliguric acute renal failure       Phase III clinical    Scios/Genentech, Inc.


NATRECOR(R)BNP                Acute congestive                   Phase III clinical    Scios
                               heart failure

FIBLAST(R)trafermin           Recalcitrant wounds (Japan)        NDA filed             Kaken  (Asia)
                               Stroke                            Phase II clinical     Scios/Wyeth-Ayerst (ex-Asia)
                               Coronary revascularization        Phase II clinical     Scios/Wyeth-Ayerst (ex-Asia)
                               Peripheral revascularization      Phase II clinical     Scios/Wyeth-Ayerst (ex-Asia)


Insulinotropin                Type II diabetes                   Phase II clinical     Novo Nordisk A/S (worldwide)


Vascular endothelial          Cardiovascular disorders           Preclinical           Scios
growth factor


Amyloid protease              Alzheimer's disease                Research              Scios
inhibitors


Serine protease inhibitors    Cardiovascular disorders           Research              Scios



* "Research" denotes work up to and including discovery research and initial bench scale production. "Preclinical" denotes studies in animal models necessary to support an application to the Food and Drug Administration ("FDA") and foreign health registration authorities to commence clinical testing in humans. Clinical trials for pharmaceutical products are conducted in three phases. In Phase I, studies are conducted to determine safety. In Phase II, studies are conducted to gain additional safety information, as well as preliminary evidence as to the efficacy and appropriate doses of the product. In Phase III, studies are conducted to provide sufficient data for the statistical proof of safety and efficacy, including dosing regimen. Phase III is the final stage of such clinical studies prior to the submission of an application for approval of a new drug or licensure of a biological product. "NDA filed" means an application for commercial sale of a new drug has been filed in the indicated country seeking approval to market the product in that country for the covered indication.

Product Development Activities and Risks

    Scios focuses its product development efforts on proprietary therapeutics for acute illnesses, principally in the areas of acute cardiovascular and renal disorders. The Company's success will depend on its ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive products on a timely basis. As described in "Business -- Products In Development," Scios' products are at various stages of research and development, and further development and testing will be required to determine their technical feasibility and commercial viability. The Company cautions investors that its business is subject to significant risks and uncertainties. In particular, the proposed development schedules for the Company's products may be affected by a wide variety of factors, including technological difficulties, proprietary technology and rights developed by others, reliance on third parties to perform certain activities or provide certain resources, and changes in governmental regulation. Many of these factors will not be within the control of Scios. As a result, there can be no assurance that any of the products described in this Item 1 or resulting from Scios' research programs will be successfully developed, prove to be safe and effective, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed.

    In developing pharmaceutical products, the Company faces critical challenges in at least three broad areas: the discovery of novel compounds that are worth developing; the successful clinical testing in humans of candidate compounds that the Company deems worthy of development; and competition in many forms and areas. The discovery process in pharmaceutical development often involves doing or understanding what has not previously been done or understood, while working in biological systems that are not always predictable or predictive. Pharmaceutical drug discovery is an inherently challenging and risky undertaking in which numerous factors come into play in determining success or failure. Some of the key factors include the ability to identify appropriate targets and models to use in understanding complex disease processes, to comprehensively screen many compounds under consistent conditions to identify those which show promise, to build on insights gained from numerous and frequently imperfect data points in selecting the compounds most likely to treat the target disease, even though the target disease itself is not completely understood (both as to what causes that disease and how the disease manifests itself), and to avoid being misled by false indicators. These efforts all take place in increasingly competitive environments in which many companies are often simultaneously trying to apply their resources and insights to the same targets and challenges. How well a particular company marshals its resources to attack an issue will often determine its success. Because it is impractical, if not impossible, to do everything imaginable to acquire sufficient knowledge to assure success in meeting these challenges, intuition, untested assumptions and luck can sometimes play a significant role in determining a particular company's success in pharmaceutical discovery and development.

    The Company particularly cautions investors that any decision to commence or continue clinical trials in humans based on the results of preclinical work in cell-based assays and animal models or an earlier clinical study does not necessarily mean that the results achieved in subsequent human clinical studies will be similar to those achieved in the earlier studies. A central issue in all pharmaceutical development is how well a particular cell-based assay or preclinical animal model selected by the investigator predicts the effectiveness of a drug candidate in treating the target disorder in humans. While well-developed and well-tested models exist for some disorders, often it is not possible to know with certainty the predictive quality of a model until results in humans are obtained. In some cases, it turns out that the selected model does not accurately predict the effect of a drug candidate in humans or whether the product is safe to use in humans at all.

    In clinical testing of compounds selected for development, the Company faces challenges in several areas. In the clinical trial initiation phase, these factors include creating a sound study design that will as effectively and efficiently as possible reveal the safety and efficacy of a particular compound and then finding appropriate clinical investigators who can identify and recruit patients and follow the clinical protocol. Each clinical trial itself contains the risk that a compound will not produce positive clinical results in the specific subjects included in that study population or that it will produce ambiguous or mixed results in which the benefits of the compound do not clearly enough outweigh any adverse side effects, or that judgments will have been incorrect about how large the study population needed to be to demonstrate the effects of the compound. Clinical uncertainty exists even where a previous clinical study has produced a favorable result. When clinical trials for a compound are completed, a vast quantity of data on a wide range of topics must be assembled in a manner that will give regulatory authorities the basis, following intense review by the FDA and comparable regulators in other countries, to decide whether or not to approve the product for marketing. Inherent in the regulatory review process is the risk that the particular regulatory agency will not find sufficiently reliable the methods that the company selected or that such agency will place different weight on various factors and results than the developing company did. In addition, when another company's product is already on the market to treat the target indication, the company developing a new drug for the same indication faces additional challenges, which may include demonstrating that the new product has superior properties. Because the regulators in various countries operate under different regulatory systems and approaches, the decisions and requirements with respect to the clinical testing of a compound may vary from one country to another. These issues and a company's inability to address them adequately may lead the regulatory authority to put limits on how or for what indication a compound may be marketed, which directly affects a product's commercial success. Failure to deal with these factors to the satisfaction of the regulatory authority can also lead to the denial or delay of approval to market a product.

    The Company plans to continue the development of selected products primarily under the sponsorship of corporate partners. Continued funding and participation by the Company's corporate partners under joint development or licensing agreements will depend not only on the timely achievement of research and development objectives by the Company, which cannot be assured, but also on each corporate partner's own financial, competitive, marketing and strategic considerations and overall attitude towards engaging in outside collaborations. Under several of its joint development or license agreements, Scios relies on its corporate partners to conduct preclinical and clinical trials, to obtain regulatory approvals, and to manufacture and market products. Although the Company believes that its corporate partners will have an economic incentive to meet their contractual responsibilities, the amount and timing of resources devoted to these activities generally will be controlled by the corporate partner. The recent wave of mergers among the established pharmaceutical companies and the downsizing and shift in research strategy that often follows these mergers have underscored the fact that corporate partners can change their strategy, and may sometimes drop entirely the collaborations they or their predecessor have had with other companies. See "Business -- Products in Development -- Other Research" for an example involving Scios.

    All of these factors combine to make drug development extremely challenging and competitive. At the same time, these factors contribute to the significant rewards and satisfaction that can accrue to the personnel and stockholders of a company that successfully overcomes the challenges of drug discovery and development and creates a new pharmaceutical agent.

Products in Development

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

    In May 1995, the Company announced the results of its initial Phase III clinical study of AURICULIN for the treatment of acute renal (kidney) failure
("ARF"). AURICULIN did not reduce the need for dialysis in the broad patient population, nor did the drug reduce mortality; however, this initial phase III study did demonstrate that AURICULIN significantly reduced the need for dialysis in a prospectively-defined subgroup of patients suffering from oliguric ARF (patients with abnormally low urine output). The placebo-controlled, double-blinded study involved 504 patients at more than 60 centers. The primary clinical endpoint in the initial Phase III study was a reduction in the need for kidney dialysis in ARF patients. The study was also designed to evaluate AURICULIN's potential for decreasing mortality and to increase 21-day dialysis-free survival in such patients. The oliguric subgroup represented approximately 24% of the 504-patient study. In the 120 oliguric ARF patients, dialysis was required in 64% of the patients receiving AURICULIN compared to 87% of the patients receiving placebo, a 26% reduction (p=0.005). Treatment with AURICULIN also significantly increased the number of oliguric patients who survived for 21 days without requiring dialysis (dialysis-free survival) from 8% in the placebo-treated patients to 27% in patients treated with AURICULIN (p=0.008). Treatment with AURICULIN did not significantly reduce mortality in oliguric patients. Based on these results, discussions with the Food and Drug Administration and Genentech, and quantitative market research indicating that oliguric ARF affects up to 80,000 patients in the United States each year, Scios initiated a second phase III clinical study of AURICULIN for the treatment of oliguric ARF in October 1995. The study will enroll approximately 250 patients and is being conducted at 60 to 80 centers throughout the United States and Canada. The primary clinical endpoint of the study is 21-day dialysis-free survival. The study is designed to demonstrate whether patients with oliguric ARF treated with AURICULIN have a higher rate of dialysis-free survival than patients receiving a placebo. The study is also designed to evaluate the number of oliguric ARF patients requiring acute dialysis at 14 days and patient mortality at 21 days following treatment. As with all clinical studies, Scios is not able to predict whether the results of the second phase III study currently being conducted will be similar to those achieved in the first phase III study or if such results will be sufficient to achieve marketing approval. Scios expects to complete the second Phase III study in the second half of 1997 and announce the results. If the results support such filings, applications will be filed for approval to market AURICULIN in the United States and elsewhere.

    On December 30, 1994, the Company entered into a Collaboration Agreement (the "Collaboration Agreement") with Genentech, Inc. ("Genentech") relating to the joint development and commercialization of AURICULIN for use in the treatment of ARF. The Collaboration Agreement provides for the parties' co-promotion of AURICULIN in the United States and Canada and gives Genentech exclusive marketing rights in countries other than the United States and Canada (the "Licensed Territory"). Generally, Scios will receive a share of profits in North America and royalties on sales in the Licensed Territory. The Collaboration Agreement was amended in 1996 (the "Genentech Amendment") by mutual agreement to reflect the revised development timetable and the timing of milestone payments. As revised, Scios will receive a $15 million milestone payment upon the filing of a New Drug Application ("NDA") for AURICULIN in the United States prior to June 30, 1998 and $15 million upon the earlier of January 1, 2001 or net sales exceeding $100 million over a 12-month period. If the NDA filing in the United States occurs after June 30, 1998, Genentech may elect to pay Scios on the preceding schedule or to pay Scios $30 million on receipt of United States regulatory approval. Additional milestone payments of up to $20 million are due Scios upon obtaining regulatory approvals and achieving certain sales levels in other designated markets.

    The Company is bearing the development costs of AURICULIN until the receipt of regulatory approval in North America. Thereafter, all costs of development and promotion within North America will be shared equally between the two parties. Genentech or its sublicensee will bear all costs for development and promotion within the Licensed Territory. Subsequent to the license agreement, Genentech, as part of certain agreements it made with F. Hoffman-La Roche Ltd., elected to end marketing activities outside of North America and, therefore, Genentech is seeking a sublicensee to assume its rights and obligations with respect to AURICULIN within the Licensed Territory. Scios is being consulted in such effort but Genentech has the right to select its sublicensee. The effort put forth by the selected sublicensee will affect the results achieved for AURICULIN in the Licensed Territory.

    Under the original Collaboration Agreement, if the Company did not file a NDA for AURICULIN by December 31, 1997, or if, within 60 days of such filing, the FDA has not accepted for review an NDA which was filed by December 31, 1997, Genentech had certain options described below. The Genentech Amendment extended from December 31, 1997 to December 31, 1998 the date by which Scios must file an NDA in the United States in order to avoid Genentech having the option of (i) electing to bring NATRECOR or another natriuretic peptide product under development by Scios into the Collaboration Agreement for use in the treatment of ARF or (ii) terminating the Collaboration Agreement. This option could limit the Company's ability to enter into collaborative arrangements on NATRECOR or any other natriuretic peptide product until the expiration of such deadlines. If Genentech were to elect to bring a product into the Collaboration Agreement in place of AURICULIN, the milestone payments due with respect to such product would be reduced significantly.

    Looking forward, there can be no assurance that the Company will ever receive the requisite regulatory approvals to market AURICULIN or receive the milestone payments called for by the Collaboration Agreement. In part, the latter will depend on Genentech's assessment of the product's performance and potential, which could differ from Scios' assessment. In addition, there can be no assurance that AURICULIN (or any other product developed under the Collaboration Agreement) will generate sufficient, if any, revenue (through milestone payments, sales, royalties or otherwise) to offset the development and promotion costs incurred. These and other statements about AURICULIN are forward-looking within the meaning of the PSLRA-95 and actual results achieved by the Company may vary. The actual results and time frame over which they are achieved by the Company will be determined by numerous factors, principally including: the safety and efficacy of AURICULIN in oliguric ARF, which is to be determined in the second Phase III trial currently being conducted that is expected to be completed in 1997; the Company's success in enrolling patients in a timely manner; and the scope of any regulatory approval for AURICULIN, which will require the regulators' acceptance of the Company's work in a wide variety of areas related to the development of AURICULIN and will depend on the regulators' analysis and interpretation of the clinical trial results. See "Business -- Product Development Activities and Risks" for a further discussion of these factors and their potential impact on commercialization of the Company's products, including AURICULIN.

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

    Scios reacquired rights to AURICULIN from Wyeth-Ayerst in 1989. As consideration for the reacquired rights, the Company made an initial payment to Wyeth-Ayerst and agreed to make additional payments out of amounts received by Scios (exclusive of research and development funding) upon completion of licensing or other arrangements for the commercialization of AURICULIN. Approximately $5.7 million in milestone payments remain to be paid to Wyeth-Ayerst if AURICULIN is approved for marketing. Scios' initial research on AURICULIN was funded by Biotechnology Research Partners, Ltd. to whom Scios owes certain payments upon the commercialization of AURICULIN. See Note 11 of Notes to Consolidated Financial Statements.

    NATRECOR(R) BNP. Scios is conducting Phase III clinical studies of NATRECOR for the treatment of acute congestive heart failure ("CHF"). Earlier clinical
studies  conducted  in  approximately  200  patients  demonstrated   significant
improvements in key measures of heart function following treatment with NATRECOR. The current Phase III studies are intended, if successful, to provide the basis for Scios filing an NDA and seeking approval to market NATRECOR in the United States. The current studies are expected to be completed in 1997 or early 1998, depending on the rate of subject accrual and, if successful, the Company will file an NDA in the United States. Scios currently does not plan to market NATRECOR in its own name outside of North America and is seeking licensee(s) to assume such activities. Under certain circumstances the Company may elect to allow any such NATRECOR partner to co-promote NATRECOR in North America. This discussion of NATRECOR includes forward-looking statements within the meaning of the PSLRA-95, which are based on current information. Many factors could cause actual results to differ from those described in these forward-looking statements, principally including the rate of patient enrollment in the NATRECOR trials, the occurrence of unexpected and severe side effects, the Company's ability to select a dosing regimen that optimizes the performance of NATRECOR, the degree of efficacy of NATRECOR, as shown in the various studies the Company is conducting, and the reaction of potential partners to NATRECOR. See "Business -- Product Development Activities and Risks" for a further discussion of factors that can impact the Company's commercialization of its products, including NATRECOR.

     Acute CHF affects over one million people annually in the United States. Because the market for treatment of CHF is very competitive, the Company's success in commercializing NATRECOR will be particularly dependent not only on strong clinical data but on its ability to produce NATRECOR cost effectively. As a result, during 1996 the Company shifted from using synthetically-produced NATRECOR to using material produced by recombinant expression. While more cost-effective, this change to producing material recombinantly during the course of the clinical program may create additional regulatory challenges for the development of NATRECOR. See "Business -- Manufacturing."

    The Company believes that it was the first to discover human b-type natriuretic peptide ("BNP"), whose gene it cloned in 1988 as a part of its program in natural human peptides that improve heart and kidney function. Like ANP, BNP is made in the heart, and preclinical studies at the Company and elsewhere suggest that BNP has biological effects similar to ANP in increasing the elimination of salt and water from the body, dilating blood vessels, and decreasing the secretion of other hormones which lead to blood vessel constriction and elevated blood pressure. The Company has an issued United States patent covering human BNP, which has a term through May 2009. This and other United States patents issued to Scios are subject to possible extension due to time taken up in the regulatory approval process. In addition, all issued patents are subject to the risk that they may be challenged by another entity which may result in a court invalidating or limiting the patent. See "Business -- Patents and Proprietary Rights."

    FIBLAST(R) trafermin. FIBLAST trafermin is Scios' form of human basic fibroblast growth factor, an agent that has been shown to promote angiogenesis (the growth of new blood vessels), to directly stimulate the growth of connective tissue, and to possess certain neuroprotective properties, the mechanisms of which are not yet fully understood. As described below, Scios is working with two key partners on the development of FIBLAST for a variety of indications.

    Since 1988, Scios has worked with Kaken Pharmaceutical Co., Ltd. ("Kaken"), the Company's corporate partner for FIBLAST in Japan. Pursuant to a 1988 agreement, Kaken has exclusive rights to develop and market FIBLAST for all indications in Japan, Korea, Taiwan, Hong Kong and the People's Republic of China. Scios receives research and development support payments, is entitled to receive additional payments as regulatory milestones are met, and will receive royalties on any sales of FIBLAST products by Kaken. In 1994, the Company and Kaken signed a series of agreements expanding the 1988 agreement. Under the 1994 agreements, Scios will manufacture FIBLAST for the next several years for use by Kaken. The agreements also establish a collaboration on manufacturing process development between the companies and provide Kaken with a license to Scios' manufacturing technology for FIBLAST. It is intended that Kaken be able to manufacture FIBLAST for its own use in the future. Under the 1994 agreements, Kaken will make payments to Scios for the supply of material, the process development collaboration, and the license to FIBLAST manufacturing technology.

    Kaken conducted two Phase III trials in Japan for evaluation of FIBLAST in recalcitrant wounds. Based on the results of these studies, in June 1996 Kaken filed an NDA in Japan for this indication. Before it may begin to market FIBLAST in Japan, Kaken must obtain approvals from the Japanese authorities with respect to the NDA for FIBLAST in the target indication and also for product pricing in Japan. Obtaining these approvals is a complex process involving a thorough review of the comprehensive set of data that Kaken is required to submit. Approval for Kaken to market the product in Japan will require that the Japanese authorities reach the conclusion that such data demonstrate to the regulators' satisfaction that FIBLAST is safe and effective in the treatment of recalcitrant wounds, and that processes and facilities used by Scios for manufacturing the bulk drug substance used in FIBLAST are satisfactory. Although Japanese regulators will apply Japanese standards and practices in reviewing Kaken's NDA seeking approval to market FIBLAST, Kaken faces many of the same challenges and factors that are discussed in "Business -- Product Development Activities and Risks."

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

        In 1996, Scios signed a Collaboration Agreement with the Wyeth-Ayerst Laboratories division of American Home Products Corporation ("Wyeth-Ayerst") creating a joint development and commercialization program to examine the use of FIBLAST in the treatment of stroke and cardiovascular disorders. Under the terms of the agreement, Wyeth-Ayerst and Scios will collaborate in the development and commercialization of FIBLAST in North America, where the companies will share development costs and profits. Scios has granted Wyeth-Ayerst exclusive marketing rights outside of North America and the Pacific Rim countries licensed to Kaken. Scios will receive royalties on sales outside of North America and payments for bulk drug supply worldwide. Wyeth-Ayerst made a $12 million upfront payment to Scios in cash and will also pay Scios up to $32 million in milestone payments upon achievement of key future development events. In addition, Wyeth-Ayerst has provided a $12 million line of credit that Scios may draw upon from time to time through December 2004 to fund expansion of its manufacturing facility for FIBLAST.

      In extensive preclinical studies, FIBLAST has been shown to protect neurons from damaging effects associated with stroke, including oxygen and glucose deprivation, and glutamate release. FIBLAST has demonstrated a reduction of neuronal death in both permanent occlusion and reperfusion animal models of stroke. Early in 1996, Scios began a Phase I/II study of FIBLAST for the treatment of stroke. At the request of Wyeth-Ayerst this trial has been expanded. In 1997, Wyeth-Ayerst will assume the responsibility of lead development party for FIBLAST in stroke.

         Scios has also demonstrated in preclinical studies FIBLAST's potential to increase blood flow to peripheral blood vessels and reduce the complications of peripheral vascular disease ("PVD") through angiogenesis, or the growth of new blood vessels. Scios is the lead development party for FIBLAST in PVD and a Phase II clinical trial has recently been initiated. In a clinical study in collaboration with researchers at the National Institutes of Health, Scios and Wyeth-Ayerst are exploring the potential of FIBLAST to increase blood flow to the heart in patients with advanced coronary artery disease.

    Scios is obligated to make payments to Organon International ("Organon") based on amounts received by Scios upon commercialization of FIBLAST. Approximately $700,000 remains to be paid under the obligation, which stems from the Company's 1989 reacquisition of certain FIBLAST rights previously licensed to Organon. The basic research on FIBLAST was funded by Biotechnology Research Partners, Ltd. See Note 11 of Notes to Consolidated Financial Statements. See also "Business -- Patents and Proprietary Rights" for a discussion of FIBLAST patent issues.

    Other Research. The Company also has conducted discovery research, both on its own and in collaboration with other companies, to identify other agents for development or new applications for agents under development by the Company for other indications. The current focus of Scios' research effort is on the discovery of agents for cardiovascular and renal applications and on agents to prevent or delay the onset of Alzheimer's disease. Scios has been granted patents on a form of vascular endothelial growth factor (VEGF). The Company is investigating the use of this form of VEGF in a variety of disease states. Another company holds issued patents on a competing form of VEGF. In July 1992, Scios formed a research alliance with Marion Merrell Dow, Inc. ("MMD") to jointly develop new therapies for Alzheimer's disease based on investigation of the beta-amyloid precursor protein. MMD merged with Hoechst Roussel in 1995 to form Hoechst Marion Roussel, Inc. ("HMR") and, effective December 1996, HMR terminated the collaboration. The parties are in discussions to clarify the rights of each party to use the technology developed in the program. HMR's decision to terminate this collaboration represents an example of how a change in the priorities of a corporate sponsor, such as HMR, can impact Scios. This risk is discussed in the section "Business -- Product Development Activity and Risks." Scios is seeking a new collaborator for its Alzheimer's research program. In 1995, the Company was issued a United States patent covering transgenic mice that develop brain tissue deposits characteristic of those found in humans with Alzheimer's disease.

Additional Projects

    The Company has from time to time pursued product development activities outside of the focus areas described above, some of which programs are discussed below. Scios intends to divest or otherwise leverage technologies that it concludes are not central to its long-term business strategy.

    BNP Diagnostic. Third-party researchers have determined that the level of circulating brain natriuretic peptide (BNP) may be a good basis for a diagnostic to identify and track patients suffering from congestive heart failure. Scios has licensed to Shionogi and Co., Ltd. ("Shionogi") the right under the Company's patent position on BNP to develop diagnostic products in Japan in exchange for royalties on product sales. Shionogi began selling its BNP diagnostic in Japan in 1996. Scios has also granted Biosite Diagnostics Incorporated the nonexclusive right under the Company's BNP patents to develop BNP diagnostics in the United States, and the Company is now seeking to enter into agreements with other companies to commercialize the diagnostic application of its BNP patent rights in additional territories.

    CNS Disorders; Guilford Pharmaceuticals. In June 1994, Guilford Pharmaceuticals Inc. ("Guilford"), at that time a majority-owned subsidiary of the Company, completed an initial public offering of $15 million of common stock to pursue the development of pharmaceutical products for the treatment of diseases of the central nervous system ("CNS"). Following subsequent equity offerings by Guilford, Scios' ownership interest in Guilford is currently approximately 10%. Scios had previously transferred to Guilford certain neuroscience technology originally developed by Nova, and had licensed to Guilford the GLIADEL(R) implant project and related drug delivery technology described below for application in the treatment of tumors of the central nervous system and cerebral edema ("Guilford Field"). The most advanced Guilford product is GLIADEL, which was approved for marketing in the United States in 1996.

    Insulinotropin. The Company initially developed insulinotropin under a collaboration begun with Pfizer Inc ("Pfizer") in 1988. After several years, Pfizer assumed responsibility for clinical development. As part of that effort, Pfizer initiated a collaboration with Novo Nordisk A/S of Denmark, a world leader in insulin and diabetes care products. In 1996, Pfizer elected to terminate its license from Scios on insulinotropin. Following a three month review of the product, Novo Nordisk acquired an exclusive license from Scios under a new agreement providing for Scios to receive from Novo Nordisk an upfront payment, potential milestone payments based on time and events, and royalties on product sales. Novo Nordisk is now responsible for development activities for insulinotropin. Insulinotropin appears to be a potent peptide that stimulates insulin release when blood sugar levels are above normal. Type II diabetics do not release enough insulin from the pancreas when blood glucose levels rise in response to eating a meal and they become progressively more resistant to insulin action in stimulating glucose uptake by muscle and fat tissue. Insulinotropin controls blood glucose levels in Type II diabetics by stimulating insulin release and perhaps by overcoming insulin resistance. Present therapies for Type II diabetics include insulin injections and oral hypoglycemic agents, which can induce dangerously low blood sugar levels. If insulinotropin stimulates insulin release only when blood sugar levels are above normal, it may have a lower risk of this serious side effect. The Company holds an exclusive license to patent applications covering insulinotropin held by Massachusetts General Hospital, which rights were licensed to Novo Nordisk. A United States patent licensed exclusively to the Company covers the form of insulinotropin being developed by Novo Nordisk under license from the Company. The term of the patent extends through June 2009. An additional issued patent and a pending application cover other forms of insulinotropin.

    Drug Delivery Systems. Prior to Scios' acquisition of Nova in 1992, Nova had been developing certain drug delivery systems. Its two most advanced projects were the GLIADEL implant to treat primary brain cancer and the SEPTACIN(R) implant for the treatment of osteomyelitis, a serious bone infection. These projects were developed pursuant to a license agreement with the Massachusetts Institute of Technology ("MIT") relating to MIT's BIODEL(R) drug delivery technology. As noted above, the Company licensed a portion of the drug delivery technology, including GLIADEL, to Guilford. In 1994, the Company licensed to another third party the drug delivery technology, including SEPTACIN, for all uses outside the Guilford Field. Scios thereafter assigned its BIODEL license rights back to MIT, which will administer these licenses. The Company and MIT will receive royalty and milestone payments under the license agreements with Guilford and the other licensee as products are developed. The licensees are also obligated to meet certain diligence standards in pursuing development of their respective product candidates. The GLIADEL and SEPTACIN projects were undertaken by the Company on behalf of Nova Technology Limited Partnership, the limited partnership that funded Nova's research and development on these projects. See Note 11 of Notes to Consolidated Financial Statements for a description of the Company's payment obligations to former limited partners.

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

    Third-Party Products. The Company has a sales force of approximately 85 representatives who are employed exclusively by the Company and work on a part-time basis marketing psychiatric products. The Company currently markets in the United States four psychiatric products under license from SmithKline Beecham Corporation ("SB") and co-promotes two other products: HALDOL(R) Decanoate (haloperidol), a depot injection product to treat schizophrenia that is distributed by Ortho-McNeil Pharmaceutical ("Ortho-McNeil"), an affiliate of Johnson & Johnson, and EFFEXOR(R) (venlafaxine HCl), an antidepressant that is marketed by Wyeth-Ayerst. Since 1993, the Company has jointly promoted HALDOL with Ortho-McNeil for the treatment of schizophrenia. Under the agreement, the Company receives quarterly payments based on total sales of the product. Ortho-McNeil manufactures and distributes HALDOL, and generally indemnifies Scios against product liability claims. The five-year agreement may be extended up to an additional three years upon the Company's attainment of revenue goals. In 1996, Scios and Wyeth-Ayerst entered into an agreement regarding Scios' promotion of EFFEXOR to selected psychiatrists in the United States. Under the four-year agreement, Scios is compensated based on increases in prescriptions written by the psychiatrists to whom Scios promotes. Wyeth-Ayerst manufactures and distributes EFFEXOR, and generally indemnifies Scios against product liability claims.

    The Company has exclusive rights to market the following SB products in the United States: ESKALITH(R) and ESKALITH CR(R) (lithium) for the treatment of manic depressive illness, THORAZINE(R) (chlorpromazine) and STELAZINE(R) (trifluoperazine) for the treatment of schizophrenia, and PARNATE(R) (tranylcypromine) for the treatment of depression (collectively, the "SB Products"). SB currently manufactures and distributes the SB Products. SB may discontinue manufacturing one or more of the products if it gives the Company at least 12 months' notice, in which case Scios has the right to manufacture such product(s). SB is responsible for all ancillary matters relating to sales of the SB Products (including various administrative tasks) and for the maintenance in good standing of all new drug applications with respect to the SB Products. The agreement also grants Scios certain rights to indemnification from SB for product liability claims. The Company is obligated to spend certain amounts for marketing support based on the prior year's net sales and to reimburse SB for certain third-party royalty payments. Scios pays SB 40% of the Company's net profits (as defined in the Company's agreement with SB) from United States sales of the SB Products. See Note 3 of Notes to Consolidated Financial Statements.

    HALDOL, EFFEXOR and the SB Products all face competition which is likely to become greater over time. For the SB Products, unit volume for certain products has been eroding and can be expected to continue to erode due to competition from generic products sold at substantially lower prices. Generic competition may also develop for other products. These are forward-looking statements within the meaning of the PSLRA-95. Numerous factors will influence the impact that competitive products will have on the Company's revenues from the SB Products and the Company's co-promotion activities. These factors include the success of the Company's and its partners' marketing strategies and efforts, the actual and perceived features of competing products, the amount of the difference in price of competing products, and the marketing effort by third parties on competing products. Although past decreases in unit sales of the SB Products have been partially offset by price increases, there can be no assurance that the market will accept any additional price increases. Among the SB Products, the Company has placed particular marketing emphasis on those product formulations, such as ESKALITH CR (a controlled release formulation), where generic equivalents are less available.

    Although the Company is seeking to acquire the right to market additional products, numerous factors will determine whether and when the Company is able to do so and then the degree to which the Company realizes net revenue contribution from marketing such additional products. Factors influencing the availability of such additional products on terms favorable to the Company include the ability of the Company to demonstrate success under its current agreements, the willingness of other companies to enter into such agreements with the Company, which will be based in part on where such companies elect to deploy their own marketing resources, and competition from other companies offering marketing assistance similar to that offered by the Company.

    Proprietary Products. The Company currently plans to participate in marketing certain of its proprietary products in the United States when and if approved by the FDA. This section on Proprietary Products describes some of the challenges the Company will face in developing the capability to market successfully its own products. This discussion necessarily contains forward-looking statements within the meaning of the PSLRA-95. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Numerous factors, including those discussed below, could cause actual results to differ from those described in these forward-looking statements. Under certain circumstances, the Company could abandon its plans to market certain of its own products in the United States in favor of granting outright licenses of its products and technology. The Company has pursued (and expects to pursue for the foreseeable future) a strategy of entering into licensing arrangements with other companies as the means to make its products available outside of the United States.

    Scios believes that its experience in marketing third-party products under arrangements such as those described above will prove useful as it prepares to market its own products. However, to date, Scios' marketing experience has been limited to psychiatric products, and the Company does not currently have in place all of the resources to market the products it is seeking to develop. The commercialization of the Company's major products will require significant financial resources, as well as sales, marketing and distribution capabilities. In order to provide funds and expertise to meet these requirements, particularly outside of North America, the Company will consider entering into additional corporate partnerships with established pharmaceutical companies, as it has with Genentech for the co-promotion of AURICULIN and Wyeth-Ayerst for the promotion of FIBLAST for stroke and cardiovascular disorders. There can be no assurance that the Company will be able to enter into such partnerships on favorable terms or develop such a marketing capability on its own. Scios believes that such collaborations may enable it to speed the timing of product launch and increase market penetration of selected new therapies. However, such a partnering arrangement could also result in a lower level of income to Scios than if it marketed the products entirely on its own. See "Business -- Product Development Activities and Risks."

    The Company's ability to commercialize its products successfully may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers and other organizations. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products. Market acceptance of Scios' products would be adversely affected if adequate coverage and reimbursement levels are not provided for approved uses of Company products. In addition, in view of expressed governmental concerns over drug prices and other healthcare costs, there can be no assurance that future government and private cost control initiatives will not adversely affect the Company's ability to maintain price levels on its products sufficient to realize an appropriate return on development efforts.

Manufacturing

    Scios has concentrated its resources on product discovery and development prior to investing substantially in manufacturing capability. To date, the Company has produced only FIBLAST in its own facility and relies on third parties for the manufacture of other products, including AURICULIN and NATRECOR. Scios has a production facility which it believes enables it to produce FIBLAST and potentially other products for itself and others under requirements for current Good Manufacturing Practices ("cGMP"). However, the Company does not currently possess the staff or facilities that may be necessary to manufacture any product in the commercial quantities that may be required in the long term. The strategy of building or acquiring commercial-scale manufacturing facilities or utilizing third-party facilities only as the need arises carries with it certain risks, as there can be no assurance that such facilities can be built, acquired or used on commercially acceptable terms or that Scios will be able to meet manufacturing quantity and quality requirements through the use of such arrangements.

    AURICULIN is currently produced by third-party manufacturers under contract to Scios. The Company has a long-term agreement for the supply of AURICULIN in bulk form, and has fill and finish services performed by another third party. The Company believes that it would not be cost effective to qualify alternate suppliers at this time. However, an inability of either the Company's bulk or fill and finish manufacturer to provide material to Scios on a timely basis would cause delays in supply that could have a material adverse effect on the Company's business. The Company has developed with a third party the process for the recombinant production of NATRECOR. Having a low-cost manufacturing capability for NATRECOR and smoothly integrating product produced by such method into clinical development activities are expected to be keys to commercializing this product successfully and on a timely basis. Failure to do so could adversely impact the commercial success of the product. See "Business -- Competition."

    To the extent Scios has from time to time had capacity available in its production facility, it has performed contract manufacturing for third parties and the Company has produced for third-party customers pharmaceutical grade supplies of products of interest to such third parties. The Company may engage in similar work in the future.

    Ortho-McNeil manufactures HALDOL, Wyeth-Ayerst manufactures EFFEXOR and SB manufactures the SB Products. If SB were to discontinue manufacturing the SB Products and the Company wished to continue selling the products, the Company would have to develop additional facilities to manufacture independently on a large scale or enter into an arrangement with a third party to manufacture such products. See "Business -- Marketing and Sales."

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

    The Company currently owns or holds exclusive rights to approximately 53 issued United States patents and 27 United States pending patent applications covering its proprietary technology and products. The Company also files foreign applications corresponding to most of its United States applications. Scios' issued patents include patents on AURICULIN, NATRECOR, FIBLAST and insulinotropin. The Company's patent position with respect to certain principal products under development is described above in the section discussing each product. See "Business -- Product Development Activities and Risks." If a patent issues prior to marketing approval, as has been the case with all of the Company's issued patents to date, Scios can apply for extension of the patent term for a limited period of time to make up for a portion of the patent term lost to the regulatory approval period. The actual period of the extension varies but generally cannot exceed five years. In certain of its third-party agreements, the absence of a patent covering a product licensed by Scios could reduce the royalties due to the Company under the agreements.

    This section entitled "Patents and Proprietary Rights" contains forward-looking statements under the PSLRA-95. Actual results will vary depending on numerous factors, many of which are discussed. Investors should appreciate that the patent position of biotechnology and pharmaceutical firms is generally highly uncertain and involves complex legal and factual questions. Although Scios believes it has strong patent positions on certain of its products, there can be no assurance that any patent will issue on pending applications of the Company, or that any patent issued will afford the Company significant commercial protection against competitors for the technology or product covered by it, or that patents will not be infringed upon or designed around. Third parties have filed applications for, or have been issued patents relating to, products or processes which are similar to or competitive with certain of the Company's products or processes. Scios is incurring and expects to continue to incur substantial costs in interference proceedings and in defending the validity or scope of its patents or in challenging the validity or scope of competing patents. The Company is unable to predict how the courts will resolve issues relating to the validity and scope of such patents. If any such patent were to be interpreted to cover any of the Company's products and could not be licensed, circumvented or shown to be invalid, the results of Scios' future operations could be materially and adversely affected. Described below are patent positions of other companies of which Scios is aware that potentially overlap the Company's principal product development areas discussed above.

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

    FIBLAST. In February 1991, a United States patent with one claim covering a form of fibroblast growth factor (FGF) protein was issued to Synergen, Inc. ("Synergen"), which was later acquired by Amgen Inc. In June 1991, a United States patent with one claim covering the DNA for the same form of FGF was issued to Synergen. Based on a review of the publicly-available documents relating to these patents, Scios believes that the Synergen form of FGF or DNA differs from the form of FGF produced by the Company. On August 8, 1995, following a decision favorable to Scios in a patent interference proceeding with the Salk Institute for Biological Studies ("Salk"), Scios received a United States patent covering DNA sequences, expression vectors and microorganisms used in the recombinant production of human basic FGF. On May 7, 1996, Scios received a United States patent covering the recombinant production of human basic FGF. On February 18, 1997, Scios received a United States patent covering recombinantly produced human basic FGF.

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

    In May 1994, the European Patent Office issued European Patent No. 0 248 819 to Scios covering recombinantly-produced trafermin, Scios' form of basic FGF known by the product name FIBLAST. An opposition proceeding has been instituted against this patent by Chiron Corp. and Pharmacia S.p.A. In June 1996, the
Opposition Division of the European Patent Office upheld the validity of the Scios patent; however, the opponents have filed an appeal against this ruling. In August 1994, the European Patent Office issued European Patent No. 0 228 449 to Salk covering the 146 amino acid sequence of bovine basic FGF or an equivalent or analog thereof. The Company has filed an opposition to this patent. The results of these opposition proceedings cannot be predicted with certainty.

    In March 1994, the Company obtained a non-exclusive license to make, use and sell FIBLAST under a United States patent issued to Harvard University containing claims to purified cationic (basic) FGF. The Harvard patent is based on a patent application having a filing date earlier than the application which formed the basis for the Salk patent.

Trademarks. AURICULIN(R), NATRECOR(R) and FIBLAST(R) are registered trademarks of Scios. ESKALITH(R), ESKALITH CR(R), THORAZINE(R), STELAZINE(R) and PARNATE(R) are registered trademarks of SB. HALDOL(R) is a registered trademark of McNeilab, Inc. EFFEXOR(R) is a registered trademark of Wyeth-Ayerst.

Competition

    Competition is intense in the development of biopharmaceutical products, particularly in the development of products through the application of biotechnology. There are numerous companies and academic research groups throughout the world engaged in similar research and development. Some of the Company's competitors, including some of its licensees, are working on products similar to those being developed by Scios. Many of these companies have substantially greater financial, marketing and human resources than Scios. With respect to AURICULIN, Scios is not aware of any currently-marketed treatment for ARF but believes other companies are attempting to develop forms of natriuretic peptides and certain growth factors for indications similar to those being pursued by Scios. In the case of NATRECOR, a number of products are already marketed  for the  treatment  of acute  CHF.  Hence,  the  Company  will need to demonstrate strong clinical results and an ability to produce NATRECOR cost-effectively in order to introduce NATRECOR into this competitive market. FIBLAST faces potential competition from other growth factors.

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

    Even if initial FDA approval is obtained for a product, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those initially targeted. Moreover, the FDA may reconsider its approval of any product at any time and may withdraw such approval. In addition, before the Company's products can be marketed in foreign countries, they are subject to regulatory approval in such countries similar to that required in the United States. Accordingly, numerous factors will impact the timing, extent and value of any regulatory approvals that may be obtained for the Company's products, including changes in regulatory requirements, which may either decrease or increase the burden on the Company, the level of side effects exhibited by the Company's products as compared to their beneficial effects, the availability of adequate resources to regulatory agencies which will impact the speed of regulatory review, and the price the Company is able to charge for its products.

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

        FDA regulations require that any drug to be tested in humans must be manufactured according to cGMP regulations. This has been extended to include drugs that will be tested for safety in animals, in support of human testing. The cGMPs set certain minimum requirements for procedures, record-keeping and the physical characteristics of the laboratories used in the production of these drugs. In addition, various federal, state and local laws and regulations relating to safe working conditions, laboratory practices, the experimental use of animals, and the storage, use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research work are or may be applicable to such activities. They include, among others, the United States Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Occupational
Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, and the Resource Conservation and Recovery Act, national restrictions on technology transfer, import, export and customs regulations, and other present and possible future federal, state and local regulations. Although the Company believes that its safety procedures for handling and disposing of hazardous materials comply with prescribed regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. The Company may also incur substantial costs to comply with environmental regulations if the Company develops additional manufacturing capacity or otherwise changes its operations. For example, in connection with the closure of its Baltimore research and development facility in 1994 to consolidate such activities at its California headquarters, the Company incurred costs of approximately $370,000 for chemical disposal, storage and related costs. Furthermore, the Company employs third-party contractors that it believes to be reliable to perform certain work in connection with the disposal of hazardous materials generated in the Company's research in compliance with applicable laws. Notwithstanding such reliance, the Company may remain responsible for the materials and the actions of its contractors related to such materials. From time to time, the Company has been notified that certain of its contractors may not have disposed of such materials in full compliance with applicable laws and that the Company may be required to contribute to the cost of environmental clean-up efforts. See Item 3 below and Note 10 of Notes to Consolidated Financial Statements.

Employees

    The Company had 335 employees as of December 31, 1996, of which 190 were engaged in research, product and clinical development and 79 were part-time employees (primarily its sales force).

Item 2.  PROPERTIES

    The Company's headquarters facility in Mountain View, California, consists of three buildings owned by the Company and land occupied under a long-term ground lease. The ground lease rates are fixed through July 2010. Future minimum ground lease payments over the next five years total approximately $913,000. The three buildings represent 98,000 square feet of office and laboratory space. The Company presently occupies approximately 88,000 square feet and leases the remaining space. The Mountain View facility includes a 13,000 square foot combination process and product development and biological testing facility in which Scios has produced bulk and clinical supplies of FIBLAST. In 1995, the Company leased a 52,000 square foot building in Sunnyvale, California, and constructed research laboratories. The Company relocated its discovery research group to the Sunnyvale facility in September 1996. The Company's annual lease payments for the Sunnyvale facility are approximately $700,000. The Company expended approximately $6.7 million in capital expenditures in 1996 and anticipates spending approximately $2.5 million in capital expenditures in 1997.

    Prior to February 1995, the Company occupied under lease a total of 57,428 square feet of administrative and laboratory facilities in Baltimore, Maryland (the "Holabird Facility"). In 1994, the Company consolidated its research and development activities at the Holabird Facility with those in California. As a result, the Company laid off certain employees, transferred others to California and, in early 1995, moved its Baltimore commercial operations and clinical groups, previously located at the Holabird Facility, to a new site in downtown Baltimore. In February 1995, Scios purchased the Holabird Facility for $3 million pursuant to an option contained in the lease and also received assignment of the underlying ground lease, which has a term through 2012. The Company is endeavoring to sell the Holabird Facility.

Item 3.  LEGAL PROCEEDINGS

    In September 1996, the United States District Court for the Northern District of California dismissed with prejudice a lawsuit that had been filed by certain stockholders in May 1995 against the Company and Richard L. Casey, its chairman and chief executive officer, on behalf of the individual plaintiffs and on behalf of other purchasers of the Company's stock during the period from October 6, 1993 to May 2, 1995. The action alleged violations of federal securities laws, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, regarding the Company and clinical trials involving AURICULIN. The plaintiffs have filed notice that they will appeal the District Court's ruling in favor of the Company.

    In November 1995, the Company was notified by the United States Environmental Protection Agency ("EPA") that it may have a liability in connection with the clean-up of a toxic waste site arising out of the alleged disposal of hazardous substances by a subcontractor of Nova Pharmaceutical Corporation, which was acquired by the Company in 1992. The Company is one of many potentially responsible parties that have been identified as associated with this specific site. The Company is in the process of responding to the EPA's request for additional information on materials disposed of at this site. The ultimate outcome of this action cannot presently be determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                   MANAGEMENT

Executive Officers

    The executive officers of the Company and their ages at March 17, 1997 are as follows:

    Name                               Age                   Position

    Richard L. Casey                   50                   Chairman of the Board, President and
                                                            Chief Executive Officer

    Roberto P. Rosenkranz, Ph.D.       46                   Executive Vice President and
                                                            Chief Operating Officer

    Elliott B. Grossbard, M.D.         49                   Senior Vice President, Medical Development

    Thomas L. Feldman                  46                   Vice President of Commercial Operations

    John A. Lewicki, Ph.D.             45                   Vice President of Research

    John H. Newman                     46                   Vice President of Legal Affairs,
                                                            General Counsel and Secretary

    Armin H. Ramel, Ph.D.              71                   Vice President of Product Development

    Mr. Casey is Chairman of the Board, President and Chief Executive Officer of Scios Inc. He joined Scios in December 1987 and has served as a Director since that time. From early 1985 to 1987, he was with ALZA Corporation as Executive Vice President and President of ALZA Pharmaceuticals. From 1976 to 1985 he worked for Syntex Corporation, in various positions including director of marketing research, director of sales, vice president and general manager of Syntex Medical Diagnostics. Mr. Casey began his career in pharmaceuticals as a sales representative for Eli Lilly and Company. From 1968 to 1970, Mr. Casey served in the U.S. Peace Corps in Ethiopia. Mr. Casey serves on the boards of Guilford Pharmaceuticals Inc., an affiliated publicly-held development-stage neuroscience company located in Baltimore, Maryland; VIVUS, Inc., a publicly-held medical devices company located in Menlo Park, California; and Karo Bio AB, an affiliated privately-held Swedish biotechnology company.

    Dr. Rosenkranz joined Scios in July 1996 as Executive Vice President and Chief Operating Officer. Prior to joining Scios, he was with Roche Laboratories where he was Director of Business Operations, ethical pharmaceuticals, for Northern California and Nevada. Previously, he was with Syntex Laboratories for 12 years and held the positions of Director of Managed Care Sales, Director of Business and Commercial Development, Director of Marketing and Sales Force Strategy, Director of New Product Development, and Head of Institutes Operations and Renovascular Pharmacology for Syntex Research. A doctoral graduate of the University of California, Davis, Dr. Rosenkranz received a Ph.D. in pharmacology and toxicology with an emphasis in neuropharmacology. He also holds an MBA from Santa Clara University and an undergraduate degree in psychology from Stanford University. Dr. Rosenkranz is the author of more than 70 scientific publications, the holder of six scientific patents and a member of a number of professional scientific and business associations.

    Dr. Grossbard joined Scios in 1991 as Vice President of Medical and Regulatory Affairs and became Senior Vice President in 1996. Immediately prior to joining Scios, he was Vice President of Medical Affairs for HemaGen/PFC, a privately-held company developing perfluorocarbon products for oxygen transport and as blood substitutes. From 1982 to 1990, he was Associate Director and later Director of Clinical Research for Genentech, in charge of the clinical development of Alteplase (TPA). From 1978 to 1980, as an Assistant Attending Physician at Memorial Hospital and Assistant Professor of Medicine at Cornell Medical School, he helped to establish the Bone Marrow Transplant Service at Memorial Hospital. He received his M.D. from the Columbia College of Physicians and Surgeons in 1973, trained in internal medicine at Massachusetts General Hospital in Boston and received subspecialty training in hematology at the Columbia-Presbyterian Medical Center and the Memorial Sloan-Kettering Cancer Center in New York.

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

     Dr. Ramel joined the Company in July 1993 as Vice President of Product Development. Prior to joining Scios, Dr. Ramel spent eleven years at Genentech, most recently as Senior Director of Process Sciences, which consisted of three departments: Cell Culture and Fermentation, Product Recovery, and Pharmaceutical R&D. Prior to joining Genentech, he was Director of the Biopolymer Research Department at Hoffmann-La Roche Inc. He held academic positions at the University of Basel, Switzerland, SUNY at Buffalo and Boston University Medical School, and was a postdoctoral fellow at UC Berkeley's Biochemistry and Virus Laboratory. In addition, he was an NIH fellow for two years. Dr. Ramel holds a Ph.D. in Physical Chemistry from the University of Basel. He serves on the board of Sepragen Corporation, a publicly-held manufacturer of bioprocessing equipment used in the production of biopharmaceuticals.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    The Company's Common Stock and Class D Warrants are traded on the Nasdaq National Market System under the symbols SCIO and SCIOZ, respectively. The tables below set forth the high and low sales prices as reported by Nasdaq for the Common Stock and the Class D Warrants during the last two fiscal years. Prices represent quotations among dealers without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions. No cash dividends have been paid on Common Stock, and the Company does not anticipate paying cash dividends in the foreseeable future. As of December 31, 1996, there were approximately 6,382 stockholders of record of the Company's Common Stock.


                                        Common Stock
                                        ------------

                       FY 1996                            FY 1995
                       -------                            -------

                  High         Low                   High         Low
                  ----         ---                   ----         ---

Q1                5-11/16      4-1/16                8-3/4        6-5/8
Q2                8-3/16       4-1/16                7-5/8        2-7/8
Q3                7-3/16       5                     4-7/8        3-11/16
Q4                7-1/8        4-5/8                 4-9/16       3-1/4
Year              8-3/16       4-1/16                8-3/4        2-7/8


                                  Class D Warrants
                                  ----------------

                     FY 1996                            FY 1995
                     -------                            -------

                  High         Low                   High        Low
                  ----         ---                   ----        ---

Q1                1-3/16       1/2                   2-7/16      1-3/4
Q2                1-1/4        13/32                 2           21/32
Q3                7/8          3/8                   1           11/16
Q4                3/4          3/8                   15/16       9/16
Year              1-1/4        3/8                   2-7/16      9/16


Item 6.  SELECTED FINANCIAL DATA


(Dollars in thousands, except per share amounts)

Year Ended December 31,       1996              1995             1994              1993              1992*
-----------------------       ----              ----             ----              ----              -----

Revenues                      $ 64,223          $ 49,187         $ 53,667          $ 47,568          $ 25,085
Loss from operations           (22,053)          (28,175)         (31,719)          (43,237)         (138,703)
Other income                     4,497             5,049            4,045             6,298             7,338
Net loss                       (18,403)          (26,382)         (27,961)          (36,579)         (131,946)
Net loss per common share        (0.51)            (0.74)           (0.79)            (1.05)            (5.76)
Cash and securities             62,170            87,069          104,439           108,271           134,660
Working capital                 (5,838)           11,642           38,942            96,334            42,842
Total assets                   113,961           131,550          146,096           151,278           182,398
Long-term obligations              426             1,082            1,739             2,323               401
Stockholders' equity            93,628           109,394          126,438           135,299           169,144
Employees at year end              335               301              283               337               382
-------------------

* Includes Nova Pharmaceutical Corporation and Nova Technology Limited Partnership from the dates of their acquisition, September 3, 1992 and December 31, 1992, respectively, as well as related charges for in-process technologies totaling $108.0 million.




Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements about plans, objectives, future results and intentions of Scios Inc. (the "Company"). These forward-looking statements are based on the current expectations of the Company, and the Company assumes no obligation to update this information. Realization of these plans and results involves risks and uncertainties, and the Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as in other sections of this Annual Report on Form 10-K for the year ended December 31, 1996.

Operating Results (1996, 1995 and 1994)

     Total revenues for Scios were $64.2 million in 1996, $49.2 million in 1995 and $53.7 million in 1994. The revenue increase from 1995 to 1996 was due to higher research and development contract revenues and co-promotion commissions. The revenue decline from 1994 to 1995 was the result of lower product sales, co-promotion commissions and research and development contract revenues.

     Revenue from product sales of certain psychiatric products ("SB Products") under license from SmithKline Beecham Corporation ("SB") was $38.2 million, $41.4 million and $42.8 million in 1996, 1995 and 1994, respectively. Product sales declined 8% from 1995 to 1996 and 3% from 1994 to 1995 due to competition from generic drugs.

     Co-promotion commissions were $6.5 million, $2.3 million, and $3.8 million in 1996, 1995 and 1994, respectively. The Company receives co-promotion commissions under agreements with Ortho-McNeil Pharmaceutical ("Ortho-McNeil"), an affiliate of Johnson & Johnson, for the co-promotion of Ortho-McNeil's psychiatric product HALDOL(R) Decanoate, and with Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), a division of American Home Products Corporation, for the co-promotion of Wyeth-Ayerst's psychiatric product EFFEXOR(R) (venlafaxine HCl). Co-promotion revenue under both agreements is based on achieving aggregate sales levels over contract years, which do not coincide with calendar years. Consequently, annual revenue recognition is based, in part, on the Company's forecast of sales for the respective contract years. Co-promotion commissions increased from 1995 to 1996 as a result of increasing sales of HALDOL(R) Decanoate and from revenue recognized for seven months of contract year sales of EFFEXOR(R) (venlafaxine HC1) under the new agreement with Wyeth-Ayerst completed in June of 1996. Commissions declined from 1994 to 1995 because actual sales of HALDOL(R) Decanoate for the contract year ended July 1995 were less than the Company's forecast at December 31, 1994.

     Revenue from research and development contracts was $19.5 million in 1996, $5.5 million in 1995 and $7.1 million in 1994. The increase from 1995 to 1996 was principally due to receipt of $12.0 million from Wyeth-Ayerst upon entering into a collaboration agreement for the development and commercialization of FIBLAST(R) trafermin ("FIBLAST") for the treatment of neurological and cardiovascular disorders and $2.0 million received under other agreements. The decrease from 1994 to 1995 was due primarily to a milestone payment from Pfizer Inc and a final payment under an agreement with E. Merck, both of which were received in 1994. In 1996, the payment from Wyeth-Ayerst accounted for 62% of total research and development contract revenue. Revenues under a collaboration with Hoechst Marion Roussel to study Alzheimer's disease comprised approximately 8%, 32% and 26% of contract revenue in 1996, 1995 and 1994, respectively, while revenues under the collaboration with Kaken Pharmaceutical Co., Ltd. ("Kaken") to develop FIBLAST in Japan for the treatment of dermal ulcers, were 9%, 30% and 31% of contract revenue in 1996, 1995 and 1994, respectively.

     Cost of goods sold for the SB Products was $22.3 million, $24.7 million and $26.5 million in 1996, 1995 and 1994, respectively. The declines from year to year were principally the result of lower unit sales. Gross margins improved to 42% in 1996 from 40% in 1995 and 38% in 1994 due to a sales mix shift towards higher margin products and annual price increases. Future changes in gross margins will be principally dependent upon the effects of price increases, competition in the marketplace and changes in the product mix.

     Research and development expenses were $39.4 million in 1996, $29.3 million in 1995 and $34.5 million in 1994. The increase from 1995 to 1996 was the result of higher staffing levels and greater expenses for clinical trials and drug supply to support further development of the Company's lead products. The decline from 1994 to 1995 reflects the September 1994 consolidation of the Company's Baltimore, Maryland research and development operations with the Company's operations in California.

     Marketing, general and administrative expenses were $19.8 million in 1996, $18.2 million in 1995, and $15.7 million in 1994. The spending increase from 1995 to 1996 was principally due to higher depreciation. The increase in spending from 1994 to 1995 was primarily the result of higher sales and marketing expenses and spending to support expanded business development and computer automation activities.

     The profit distribution to third parties of $4.8 million, $5.1 million and $5.2 million in 1996, 1995 and 1994, respectively, represents SB's share of the net profits from sales of the SB Products. The decrease from 1995 to 1996 was principally due to declining product sales while the 1994 to 1995 decrease was due to higher sales and marketing expenses attributable to SB Product sales.

     The restructuring charge of $3.5 million recorded in 1994 was the result of the Company's closure of its research and development facility in Baltimore, Maryland.

     Other income was $4.5 million in 1996, $5.0 million in 1995 and $4.0 million in 1994. The decrease from 1995 to 1996 was due to lower investment income from the Company's invested portfolio and higher royalty expenses offset in part by gains on the sale of 200,000 shares of Guilford Pharmaceuticals Inc. ("Guilford") stock and other marketable securities in the Company's investment portfolio. The 1995 increase over 1994 was due to a net gain on sales of securities in 1995 versus a net loss on sales of securities in 1994 and increased interest earnings resulting from higher average interest rates on the invested portfolio.

     The $0.3 million gain in equity in affiliate in 1996 versus the $3.3 million loss in 1995, was the result of profitable operations of Guilford in 1996 versus unprofitable operations in 1995. The increase in loss of affiliate from $0.9 million in 1994 to $3.3 million in 1995 was the result of higher Guilford losses in 1995. The Company's percent ownership in Guilford has declined from 62% in May 1994 to 10% at December 31, 1996 as a result of Guilford's public stock offerings and the recent sale of Guilford stock by Scios. Since Guilford's initial public stock offering in June 1994, the Company has used the equity method of accounting for its investment. Prior to the public stock offering, the financial results of Guilford were consolidated with those of the Company. The minority interest of $0.6 million in 1994 reflects the minority shareholders' portion of Guilford's losses when Guilford was fully consolidated. The minority interest of $(1.1) million in 1996 is the share of Biotechnology Research Partners net income attributable to the minority partners.

Outlook and Risks

     The Company is striving to achieve profitability in the next several years. The ability of the Company to achieve profitability depends principally upon:
(i) the safety and efficacy of the Company's products, the progress of its product development efforts, its success in enrolling patients in clinical trials and the timing and scope of regulatory approvals, particularly with respect to the Company's lead products AURICULIN(R) anaritide ("AURICULIN"), NATRECOR(R) BNP, and FIBLAST, and the degree of market acceptance of these products if approved for sale; (ii) the Company's success in generating operating profits from marketing and selling the SB Products, HALDOL(R) Decanoate, EFFEXOR(R) (venlafaxine HCl) and additional third-party product rights which it may acquire, the Company's ability to establish and maintain profitable arrangements under which to represent the products of third parties, the impact of competing products and the Company's ability to forecast future trends affecting the timing of revenue recognition such as the level of Medicaid rebates and rate of sales growth over a particular period and continuing availability of these products from its partners; and (iii) the development of new third-party funding sources and other revenues to support continuing research and development programs and the results realized by third parties on whom the Company may rely to sell its products, particularly outside of the United States. Profitability will also be affected by the Company's ability to undertake complex manufacturing processes in a cost-effective manner, to scale-up and then manufacture products the Company expects to market directly, and any products manufactured for third parties. With limited manufacturing resources of its own, the Company has entered into contracts with, and is dependent upon, third-party suppliers for the manufacture of its lead products. Although the Company does not currently foresee a supply problem, future product supply and the Company's profitability could be affected by events at these suppliers over which the Company has limited control.

    Further development of the Company's products will require substantial additional investment to cover, among other things, the costs of clinical trials, the securing of commercial-scale manufacturing capability and the marketing and sales expenses associated with product introductions and start-up costs. While market introduction of new products will require considerable expenditures by the Company, revenues generated from such products, assuming they are successfully developed, may not be realized for several years. Principal factors that could affect the level of new product revenues will include the rate of market penetration, the availability of alternative therapies, the price charged by the Company per course of therapy, the breadth of the approved indication allowed by the Food and Drug Administration and what, if any, income can be obtained from potential third-party licensees. In the case of AURICULIN, the Company alone is responsible for continued development costs in the United States and Canada through United States regulatory approval. Genentech Inc. ("Genentech") is responsible for development costs in the rest of the world. Following its decision to cease marketing of products outside the United States and Canada using its own salesforce, Genentech is seeking to sublicense its rights to market AURICULIN outside the United States and Canada. Marketing costs and marketing profits will be shared by the Company and Genentech in the United States and Canada. Genentech will pay the Company a royalty on sales in other countries. In the case of FIBLAST for use in neurological and cardiovascular disorders, development and commercialization expenses and any subsequent revenues will be shared with Wyeth-Ayerst at varying percentages. In the case of NATRECOR, the Company has not yet elected to partner the therapeutic applications, although it plans to do so, at least for markets outside of North America.

     Sales of the SB Products, in total, are likely to continue to decline during the next few years because of continuing competition from generic products. The Company hopes to more than offset any such decrease with payments received for the co-promotion of HALDOL(R) Decanoate, EFFEXOR(R) (venlafaxine
HCl), and revenues from the promotion of any additional third-party products. Factors influencing the availability of such additional products on terms favorable to the Company include the ability of the Company to demonstrate success under its current agreements and the willingness of other companies to enter into such agreements.

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

Liquidity and Capital Resources

     Combined cash, cash equivalents and securities (both current and non-current) totaled $62.2 million at December 31, 1996, a decrease of $24.9 million from December 31, 1995. The decrease was mainly attributable to $19.1 million used to fund operations, $6.7 million of spending on property, plant and equipment and $2.0 million used for the purchase of treasury stock partially offset by $3.6 million from the sale of Guilford stock. Working capital decreased from $11.6 million at December 31, 1995 to $(5.8) million at December 31, 1996. The decrease resulted principally from a reduction in the amount of marketable securities classified as current assets.

     In November 1995, the Company announced that its board of directors had authorized the expenditure of up to $6.0 million for the repurchase of shares of the Company's common stock. As of December 31, 1996, the Company had purchased 677,000 shares at an aggregate price of $3.0 million under this program.

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

Outlook and Risks

     The Company's cash, cash equivalents and marketable securities of approximately $62.2 million at December 31, 1996, together with revenues from product sales, collaborative agreements and interest income, will be used to fund new and continuing research and development programs, expanded clinical trials for its products under development and for other general purposes. In addition to its cash and marketable securities balances, the Company may also fund operations through borrowing under its $30.0 million line of credit from Genentech or by the sale of all, or a portion, of its equity investment in Guilford. The Company also has a $12.0 million line of credit from Wyeth-Ayerst available to expand its manufacturing facility for FIBLAST. The Company believes its cash resources and lines of credit will be sufficient to meet its capital requirements for the next several years. Key factors which will affect future cash use and the timing of the Company's need to seek additional financing include the results of the Company's partnering efforts and the timing and amounts realized from licensing and partnering activities, the rate of spending required to develop the Company's products and respond to changing business conditions and the net contribution produced by the Commercial Operations Division from co-promoting and marketing current and future products for third parties.

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


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See  Index  to  Financial   Statements  and  Schedules appearing on page
F-1 of this Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE

    None.



                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Identification of Directors. The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Election of Directors" of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.

    Identification of Executive Officers. See pages 17 and 18 of this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

    The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Executive Compensation" and "Stock Option Grants and Exercises" of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Security Ownership of Management and Principal Stockholders" of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Certain Relationships and Transactions" of the Company's definitive Proxy Statement for the 1997 Annual Meeting of the Stockholders.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) (1) Financial Statements. See Index to Financial Statements and Schedules at page F-1 of this Form 10-K.

           (2) Financial Statement Schedules. See Index to Financial Statements and Schedules at page F-1 of this Form 10-K.

           (3) Exhibits.  See Exhibit Index at page 25 of this Form 10-K.

       (b) Reports on Form 8-K. There were no reports on Form 8-K filed in the last quarter of 1996.



                                                      EXHIBIT INDEX
       Exhibit
       Number                                                                                                         Page

       3.1        Certificate of Incorporation...........................................................................R

       3.2        Bylaws.................................................................................................J

       10.1       Biotechnology Research Partners, Ltd. Agreement of Limited Partnership
                  dated October 29, 1982; Development Contract, Technology License Agreement
                  and Joint Venture Agreement between Biotechnology Research Partners, Ltd. and the Registrant dated December 29, 1982; Promissory Note dated December 29, 1982;
                  and Memorandum of Understanding between Battery Park Credit Company and
                  Biotechnology Research Partners, Ltd. dated December 28, 1982..........................................A

       10.2       1983 Incentive Stock Option Plan, as amended, and form of Stock Option
                  Agreement, Promissory Note and Pledge Agreement........................................................E

       10.3       Common Stock Purchase Agreement dated April 15, 1985 between the Registrant and American Home Products Corporation.................................................................B

       10.4       Agreement of Purchase and Sale (Real Estate) and Joint Escrow Instructions
                  by and between Charleston Properties and Bio-Shore Holdings, Ltd.
                  dated December 30, 1986................................................................................C

       10.5       1986 Supplemental Stock Option Plan, as amended, and form of Stock Option
                  Agreement, Promissory Note and Pledge Agreement........................................................E

       10.6       Rights Exercise Agreement between the Registrant and American Home Products
                  Corporation dated February 28, 1986 and Letter of March 26 and May 16, 1986............................B

       10.8       Employment Letter dated November 11, 1987 between the Registrant and
                  Richard L. Casey.......................................................................................D


       10.9       Rights Agreement dated as of June 18, 1990 between the Registrant and
                  The First National Bank of Boston......................................................................F

       10.11      1992 Equity Incentive Plan.............................................................................H

       10.12      Agreement and Plan of Reorganization by and among the Registrant, Nova
                  Pharmaceutical Corporation and DD Acquisition Subsidiary, Inc. dated as of May 12,
                  1992, as amended, July 17, 1992........................................................................J

       10.13      Form of Technology Transfer Agreement between Nova Technology Limited
                  Partnership, Nova and Nova Technology Corporation......................................................I

       10.14      Form of Manufacturing and Marketing Agreement between Nova Technology
                  Limited Partnership and Nova...........................................................................I

       10.15      Amended and Restated Agreement of Limited Partnership of Nova Technology
                  Limited Partnership....................................................................................I

       10.16      Form of Research Agreement between Nova Technology Limited Partnership and Nova........................I

       10.17      Form of Guaranty given by Nova to Nova Technology Limited Partnership and its limited partners...............................................................................I

       10.18      Form of Purchase Option Agreement between each of the limited partners of
                  Nova Technology Limited Partnership and Nova...........................................................I

       10.19      Nonemployee Director Stock Option Plan.................................................................G

       10.20      Warrant Agreement dated December 1, 1987 between the Registrant and
                  IBJ Schroder Bank & Trust Company......................................................................K

       10.27      Purchase Agreement dated as of July 29, 1988 between Nova and SKB Properties, Ltd......................M

       10.29      CNS Psychiatric Products Agreement dated June 30, 1990 between SmithKline
                  Beecham Corporation and Nova...........................................................................N

       10.30      Master Security Agreement, Promissory Note and Negative Covenant Agreement,
                  each dated April 28, 1993, between the Registrant and General Electric
                  Capital Corporation....................................................................................O

       10.31      Master Lease Agreement dated July 16, 1993 between the Registrant and General
                  Electric Capital Corporation...........................................................................O

       10.32      Collaboration Agreement dated December 30, 1994 between the Registrant and
                  Genentech, Inc.........................................................................................Q

       10.33      Preferred Stock Purchase Agreement dated December 30, 1994 between the
                  Registrant and Genentech, Inc..........................................................................Q

       10.34      Note Agreement dated December 30, 1994 between the Registrant and Genentech, Inc.......................Q


       10.35      Assignment of Lease dated March 22, 1995 for premises located at 820 West Maude
                  Avenue, Sunnyvale, California..........................................................................R

       10.36      Special Warranty Deed of Improvements dated February 24, 1995 from Rouse-Teachers
                  Properties, Inc. ("ARTP") to the Registrant and Assignment of Ground Lease dated
                  February 22, 1995 from RTP to the Registrant...........................................................R

       10.37      Lease Agreement dated January 20, 1995 between the Registrant and PDL-RTKL
                  Associates, a Maryland General Partnership.............................................................R

       11.1       Computation of Loss per Share..............................................Filed electronically herewith

       21.1       Subsidiaries of Registrant.................................................Filed electronically herewith

       23.1       Consent of Coopers & Lybrand...............................................Filed electronically herewith

       24.1       Powers of Attorney.  Reference is made to page 29.
-------------------

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

P Filed as an exhibit to Annual Report on Form 10-K for fiscal year 1992 and incorporated herein by reference.

Q Filed as an exhibit to Annual Report on Form 10-K for fiscal year 1994 and incorporated herein by reference.

R Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SCIOS INC.

Date:  March 28, 1997                 By:  /s/ Richard L. Casey
                                           Richard L. Casey
                                           Chairman of the Board, President and
                                           Chief Executive Officer

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

Signature                   Title                                Date
---------                   -----                                ----


/s/ Richard L. Casey        Chairman of the Board,               March 28, 1997
Richard L. Casey            President and Chief
                            Executive Officer
                            (Principal Executive Officer)


/s/ Kevin J. McPherson      Director of Finance                  March 28, 1997
Kevin J. McPherson          (Principal Accounting Officer)


/s/ Samuel H. Armacost      Director                             March 28, 1997
Samuel H. Armacost

/s/ Myron Du Bain           Director                             March 28, 1997
Myron Du Bain

/s/ Robert W. Schrier       Director                             March 28, 1997
Robert W. Schrier

/s/ Burton E. Sobel         Director                             March 28, 1997
Burton E. Sobel

/s/ Solomon H. Snyder       Director                             March 28, 1997
Solomon H. Snyder

/s/ Eugene L. Step          Director                             March 28, 1997
Eugene L. Step

                       FINANCIAL STATEMENTS AND SCHEDULES
                                                                         Page

  Report of Independent Accountants......................................F-2

  Consolidated Balance Sheets at December 31, 1996 and
   December 31, 1995 ....................................................F-3

  Consolidated Statements of Operations for the years ended
   December 31, 1996, 1995 and 1994......................................F-4

  Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994......................................F-5

  Consolidated Statements of Stockholders' Equity for the
   years ended December 31, 1996, 1995 and 1994 .........................F-6

  Notes to Consolidated Financial Statements ............................F-7

  Financial Statement Schedules
  (Omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.)

                        REPORT OF INDEPENDENT ACCOUNTANTS



        To the Board of Directors and Stockholders
        Scios Inc.:

        We have audited the accompanying consolidated balance sheets of Scios Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scios Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




        Coopers & Lybrand L.L.P.
        San Jose, California
        January 29, 1997

                                  SCIOS INC.
                              AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        (In thousands, except share data)


ASSETS                                                                             December 31,
                                                                          1996                  1995
                                                                          ------------          -----------
Current assets:
     Cash and cash equivalents                                                 $1,587               $2,847
     Marketable securities                                                      6,888               25,986
     Accounts receivable                                                        4,808                3,014
     Prepaid expenses                                                             786                  869
                                                                              -------              -------

       Total current assets                                                    14,069               32,716

Marketable securities, non-current                                             53,695               58,236
Investment in affiliate                                                         6,939                2,937
Property and equipment, net                                                    36,839               35,531
Other assets                                                                    2,419                2,130
                                                                                -----                -----

TOTAL ASSETS                                                                 $113,961             $131,550
                                                                             ========             ========


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable to banks                                                    $3,000               $3,000
     Accounts payable                                                           2,507                3,778
     Other accrued liabilities                                                 10,011                7,863
     Deferred contract revenue                                                  3,666                5,775
     Current portion of long-term debt and capital leases                         723                  658
                                                                              -------              -------
       Total current liabilities                                               19,907               21,074

Long-term debt and capital leases                                                 349                1,082
Minority interests                                                                 77                   --
Commitments (Notes 9, 10 and 11)

Stockholders' equity:
     Preferred stock; $.001 par value; 20,000,000 shares authorized;
        issued and outstanding: 12,632 and 16,053, respectively
       (liquidation preference of $12,000 and $15,250, respectively)               --                   --
     Common stock; $.001 par value;  150,000,000  shares authorized;
        issued and outstanding: 36,506,297 and 36,009,055, respectively            37                   36
     Additional paid-in capital                                               404,456              399,155
     Treasury stock                                                            (2,991)                (967)
     Notes receivable from stockholders                                           (13)                 (20)
     Unrealized gains (losses) on securities                                      (70)                 578
     Accumulated deficit                                                     (307,791)            (289,388)
                                                                             --------             --------

       Total stockholders' equity                                              93,628              109,394
                                                                               ------              -------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $113,961             $131,550
                                                                             ========             ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                        (In thousands, except share data)

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                 1996                 1995                1994
                                                                 ----                 ----                ----

Revenues:
    Product sales                                                $38,189              $41,396             $42,792
    Co-promotion commissions                                       6,503                2,331               3,770
    Research & development contracts                              19,531                5,460               7,105
                                                                  ------                -----               -----
                                                                  64,223               49,187              53,667
                                                                  ------               ------              ------


Costs and expenses:
    Cost of goods sold                                            22,313               24,742              26,541
    Research and development                                      39,424               29,341              34,491
    Marketing, general and administration                         19,779               18,226              15,681
    Profit distribution to third parties                           4,760                5,053               5,173
    Restructuring charges                                             --                   --               3,500
                                                                  ------                -----               -----
                                                                  86,276               77,362              85,386
                                                                  ------               ------              ------

Loss from operations                                             (22,053)             (28,175)            (31,719)

Other income:
    Investment income                                              5,942                5,283               4,386
    Other expense                                                 (1,445)                (234)               (341)
                                                                  ------                 ----                ----
                                                                   4,497                5,049               4,045

Equity in net income (loss) of affiliate                             274               (3,256)               (883)
Minority interests                                                (1,121)                  --                 596
                                                                  ------                -----               -----
    Net loss                                                    ($18,403)            ($26,382)           ($27,961)
                                                                ========             ========            ========

    Net loss per common share                                     ($0.51)              ($0.74)             ($0.79)
                                                                --------             --------            --------
    Weighted average number of
       common shares outstanding                              35,885,922           35,809,876          35,219,442
                                                              ----------           ----------          ----------



                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                                   SCIOS INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)
Year Ended December 31,                                              1996            1995             1994
                                                                   ------------     -----------     ------------
Cash flows from operating activities:
   Net loss                                                          $(18,403)       $(26,382)        $(27,961)
   Adjustments to reconcile net loss to net
   cash used by operating activities:
      Depreciation and amortization                                     5,330           3,882            4,693
      Deferred contract revenue                                        (2,109)          3,331            1,827
      (Gain)/loss on sale of assets                                    (2,620)            241               96
      Equity in net (income) loss of affiliate                           (274)          3,256            1,898
      Minority interest in net income                                   1,121              --               --
      Change in assets and liabilities:
        Accounts receivable                                            (1,794)            585             (915)
        Accounts payable                                               (2,315)            477            1,133
        Other accrued liabilities                                       2,148          (1,821)             671
        Other                                                            (206)            (60)            (997)
                                                                      -------         -------          -------
             Net cash used by operating activities                    (19,122)        (16,491)         (19,555)
                                                                      =======         =======          =======


Cash flows from investing activities:
   Purchase of affiliates warrants                                         --            (167)              --
   Payments for property and equipment, net                            (6,682)         (5,698)          (3,432)
   Proceeds from sale of investment in affiliate                        3,600              --               --
   Proceeds from sale of assets                                            44             163              157
   Sales/maturities of marketable securities                          219,027         220,754          454,147
   Purchases of marketable securities                                (196,036)       (227,324)        (435,036)
                                                                      -------         -------          -------
             Net cash provided by (used in) investing activities       19,953         (12,272)          15,836
                                                                       ======         =======           ======


Cash flows from financing activities:
   Proceeds from issuance of preferred stock                               --              --           20,000
   Issuance of common stock and collection of
       notes receivable from stockholders, net                            601             519              411
   Purchase of treasury stock                                          (2,024)           (967)              --
   Issuance of notes payable                                               --           3,000               --
   Payment of long-term debt                                             (668)           (616)            (605)
                                                                      -------         -------          -------
             Net cash provided by (used in) financing activities       (2,091)          1,936           19,806
                                                                       ======           =====           ======

Net increase (decrease) in cash and cash equivalents                   (1,260)        (26,827)          16,087
Cash and cash equivalents at beginning of period                        2,847          29,674           13,587
                                                                      -------         -------          -------
Cash and cash equivalents at end of period                            $ 1,587         $ 2,847         $ 29,674
                                                                      =======         =======         ========

Supplemental cash flow data:
   Cash paid during the period for interest                              $419            $203             $256
Supplemental disclosure of non-cash investing
   and financing activities:
   Unrealized securities gains (losses)                                  (648)          2,887           (2,309)
   Investment in affiliate                                              4,708           6,026               --
   Incentive plan awards                                                   --            $873             $578

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                        (In thousands, except share data)

                                                                                    Notes         Unrealized
                               Common Stock        Additional  Preferred            Receivable    Gains
                           --------------------    Paid-In     Stock      Treasury  from          (Losses) on  Accumulated
                           Shares     Par Value    Capital     Par Value  Stock     Stockholders  Securities   Deficit      Total
                           ------     ---------    -------     ---------  -----     ------------  ----------   -------      -----

Balances at
  December 31, 1993        35,109,937     $35     $370,468     $ --       $ --      ($159)        $ --         ($235,045)  $135,299

Issued to Genentech Inc.                            20,000                                                                   20,000
Options exercised              71,702                  375                                                                      375
Notes receivable from
 stockholders                                                                         132                                       132
Incentive plan awards          65,349                  578                                                                      578
Other                          36,212                  324                                                                      324
Unrealized losses on
 available-for-sale
 securities                                                                                       (2,309)                    (2,309)
Net loss                                                                                                         (27,961)   (27,961)

-----------------------------------------------------------------------------------------------------------------------------------
Balances at
 December 31, 1994         35,283,200     $35     $391,745     $ --      $ --        ($27)       ($2,309)      ($263,006)  $126,438

Conversion of preferred       500,000       1           (1)                                                                       0
Purchase of treasury stock                                                (967)                                                (967)
Options exercised             123,171                  512                                                                      512
Notes receivable from
 stockholders                                                                           7                                         7
Incentive plan awards         102,684                  873                                                                      873
Unrealized gains on
 available-for-sale
 securities                                                                                        2,887                      2,887
Investment in Guilford                               6,026                                                                    6,026
Net loss                                                                                                         (26,382)   (26,382)

-----------------------------------------------------------------------------------------------------------------------------------
Balances at
 December 31, 1995         36,009,055     $36     $399,155     $ --       (967)      ($20)          $578       ($289,388)  $109,394

Conversion of preferred       342,100       1           (1)                                                                       0
Purchase of treasury stock                                              (2,024)                                              (2,024)
Options exercised             155,142                  594                                                                      594
Notes receivable from
 stockholders                                                                           7                                         7
Unrealized losses on
 available-for-sale
 securities                                                                                         (648)                      (648)
Investment in Guilford                               4,708                                                                    4,708
Net loss                                                                                                         (18,403)   (18,403)

-----------------------------------------------------------------------------------------------------------------------------------
Balances at
 December 31, 1996         36,506,297     $37     $404,456     $ --    ($2,991)      ($13)          ($70)      ($307,791)   $93,628

-----------------------------------------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           SCIOS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.       Formation and Business of the Company

          Scios Inc. (the "Company") is a biopharmaceutical company engaged in the discovery, development, manufacture and commercialization of novel human therapeutics. The Company's research and development efforts are primarily focused on cardiorenal disorders. The Company has research and development collaborations with a number of other biopharmaceutical companies under which it may share costs and revenues. Scios' commercial operations division also markets six psychiatric products in the United States in co-operation with the Company's partners. In the course of its development activities, the Company has sustained operating losses and expects such losses to continue through at least 1997.

 2.       Summary of Significant Accounting Policies

          Principles of Consolidation

          The consolidated financial statements include the accounts of Scios Inc. and its wholly-owned and majority-owned subsidiaries. Other affiliates, more than 20% but less than 50% owned, are accounted for on the equity basis. Intercompany transactions and balances are eliminated on consolidation. The Company accounts for its 10% ownership in Guilford Pharmaceuticals Inc. ("Guilford") under the equity method because it has representation on Guilford's Board of Directors.

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

          Cash Equivalents

          The Company considers all highly liquid investments with maturities of less than ninety days, at the time acquired, to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

          Marketable Securities

          All marketable securities at December 31, 1996 and 1995 were deemed by management to be available-for-sale and are stated at fair value with net unrealized gains or losses reported in stockholders' equity. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method.

          Business Risk and Credit Concentration

          A majority of the Company's revenues are derived from product sales, which consist entirely of sales in the United States under a license agreement with SmithKline Beecham Corporation ("SB") (see Note 3). Any factor adversely affecting demand for, or supply of, the psychiatric products covered by the license agreement could materially adversely affect the Company's business and financial performance.

          The Company's excess cash is invested in a diversified portfolio of securities consisting of United States Treasury Notes, government agency securities, deposits with major banks and financial institutions, and in investment-grade interest-bearing corporate securities issued by companies in a variety of industries.

          Depreciation and Amortization

          Buildings and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (3 to 7 years for equipment and 40 years for buildings). Leasehold improvements are amortized on a straight-line basis over the shorter of the asset life or fixed-lease term.

          Product Sales

          Revenue from sales of certain psychiatric products (the "SB Products") under license from SB (see Note 3) is recognized in the period in which the products are shipped. Provision is made for estimated returns and allowances, cash discounts and rebates attributable to Medicaid programs.

          Co-promotion Commissions

          Revenue from co-promotion commissions (see Note 3) is recognized based on estimated sales levels of Ortho-McNeil Pharmaceutical's psychiatric product HALDOL(R) Decanoate and Wyeth-Ayerst Laboratories' psychiatric product EFFEXOR(R) (venlafaxine HCl) for their respective contract years.

         Contract Revenues

         Research and development contract revenues from cost-reimbursement agreements are recorded as the related expenses are incurred, up to contractual limits. Payments received that are related to future performance are deferred and recorded as revenues as they are earned over specified future performance periods. Research and development payments for which no services are required to be performed in the future and license payments irrevocably received are recognized as revenue upon receipt. Research and development expenses in 1996, 1995 and 1994 include approximately $1.9 million, $1.4 million and $2.9 million, respectively, incurred in connection with programs subject to cost reimbursement, collaborative or other performance agreements.

         Per Share Data

         Loss per share is based on the weighted average number of common shares outstanding for all periods, adjusted for treasury stock. Stock options, warrants and preferred stock are antidilutive and therefore excluded from the calculation.

         Treasury Stock

         Treasury   stock  is  stated  at  cost and is  considered  issued  and outstanding.

         Fair Value of Financial Instruments

         Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value. Estimated fair values for short-term investments, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

 3.     Joint Business Arrangements

        a.  Agreement with SmithKline Beecham Corporation

        Under the terms of an agreement with SB, the Company has the exclusive rights to market certain SB Products in the United States. SB is fully responsible for ancillary matters relating to sales of the SB Products (including various administrative tasks), for the maintenance in good standing of all New Drug Applications with respect to the SB Products and for the maintenance of certain product liability insurance. The Company pays SB 40% of net profits, as defined in the agreement, from sales of the SB Products.

        b.  Agreement with Ortho-McNeil Pharmaceutical

        In July 1993, the Company entered into a five-year agreement with Ortho-McNeil Pharmaceutical ("Ortho-McNeil"), an affiliate of Johnson & Johnson, to jointly promote the injectable antipsychotic HALDOL(R)
        Decanoate in the United States. Under the agreement, the Company receives payments based on achieving specified sales levels over a contract year beginning in August and ending in July. Ortho-McNeil manufactures and distributes the product. The agreement may be extended up to an additional three years upon the attainment of revenue goals.

        c.  Agreements with Wyeth-Ayerst Laboratories

        In April 1996, the Company entered into a four-year agreement with Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), an affiliate of American Home Products Corporation, to promote the antidepressant EFFEXOR(R) (venlafaxine HCl) to selected psychiatrists in the United States. Under the agreement, the Company receives payments based on achieving specified increases in sales to the selected psychiatrists over an adjusted base level during each contract year beginning in June. Wyeth-Ayerst manufactures and distributes the product. The agreement may be terminated by either party during the contract period if certain sales targets are not met.

        In October 1996, the Company entered into a collaboration agreement with Wyeth-Ayerst for the joint development and commercialization of FIBLAST(R) trafermin ("FIBLAST") for the treatment of neurological and cardiovascular disorders. The two companies will co-promote FIBLAST for these indications in North America and share development costs and profits. Wyeth-Ayerst received exclusive marketing rights outside North America and certain Pacific Rim countries in return for a royalty on sales and payments for bulk drug supply worldwide. Wyeth-Ayerst has provided a $12.0 million line of credit that the Company may use to fund expansion of its manufacturing facility for FIBLAST (see Note 9).

        d.  Agreement with Genentech, Inc.

        In December 1994, the Company entered into a collaboration agreement with Genentech, Inc. ("Genentech") for the development and commercialization of AURICULIN(R) anaritide ("AURICULIN") for the treatment of acute renal failure. The two companies will co-promote AURICULIN for this indication in the United States and Canada, and share equally in profits from its commercialization. Genentech received exclusive marketing rights to other markets outside North America in return for a royalty on sales. Concurrent with the collaboration agreement, Genentech purchased $20.0 million of Scios preferred stock, convertible into approximately 2.1 million shares of common stock and provided a $30.0 million loan to the Company in the form of a letter of credit (see Note 9). The Company can borrow against the loan through the year 2002. Genentech has also agreed to pay Scios up to $50.0 million in milestone payments upon the achievement of key development events and certain commercial targets. At December 31, 1996, no milestone payments had been made and Genentech had converted 8,421 shares of preferred stock into 842,100 shares of common stock.

        e.  Agreements with Kaken Pharmaceutical Co., Ltd.

        In September 1994, the Company entered into a series of agreements with Kaken Pharmaceutical Co., Ltd. ("Kaken") to expand a previous agreement signed in 1988 for FIBLAST. Under the 1994 agreements, the Company will collaborate with Kaken to further develop the FIBLAST manufacturing process, provide Kaken a license to the Company's FIBLAST manufacturing technology and supply FIBLAST product. In return, the Company will receive milestone payments which are contingent on Kaken's continuing development of the product. On December 31, 1996, the Company's deferred revenue of $3.7 million consisted of payments received to date under these agreements.

4.      Affiliate

        In June 1994, Guilford, then a fully-consolidated subsidiary of the Company, completed an initial public offering which decreased the Company's ownership from 62% to 29%. As a result, the equity method of accounting was adopted by the Company. Prior to the date of the public offering, the financial results of Guilford were fully consolidated with those of the Company. Due to subsequent public stock offerings, and the sale by the Company of 200,000 shares of Guilford stock in 1996, the Company's ownership in Guilford has been reduced to 10%. The Company has continued to use the equity method of accounting for its investment in Guilford because it has representation on Guilford's Board of Directors.

 5.     Marketable Securities

        Unrealized gains and losses on marketable securities at December 31, 1996 by classification were as follows:

                                                            Unrealized      Unrealized
        (in thousands)                      Cost Basis      Gains           Losses           Fair Value
        --------------                      ----------      -----           ------           ----------

       Debt securities:
          U.S. Government &
          Government Agency
          Securities                       $45,679           $ 47            $(224)          $45,502

          Corporate Bonds                   14,974             32              (49)           14,957

       Equity Investments                       --            124               --               124
                                               ---            ---              ---               ---

           Total                           $60,653           $203            $(273)          $60,583
                                           =======           ====            =====           =======

        Unrealized gains and losses on marketable securities at December 31, 1995 by classification were as follows:

                                                            Unrealized      Unrealized
        (in thousands)                      Cost Basis      Gains           Losses           Fair Value
        --------------                      ----------      -----           ------           ----------

       Debt securities:
          U.S. Government &
          Government Agency
          Securities                        $61,507          $425           $(56)            $61,876

          Corporate Bonds                    22,137           235            (26)             22,346
                                             ------           ---            ---              ------

             Total                          $83,644          $660           $(82)            $84,222
                                            =======          ====           ====             =======

        At December 31, 1996, scheduled maturities for marketable securities was less than one year for $6,888,000 and between one and five years for $53,571,000.

        The Company realized gains of $279,000 and losses of $379,000 on the disposal of marketable securities during 1996 and gains of $998,000 and losses of $929,000 on the disposal and write-down of marketable securities during 1995.

 6.     Property and Equipment

                                                                                    December 31,
          (in thousands)                                                      1996              1995
                                                                              ----              ----

          Laboratory equipment                                                $10,408           $ 9,026
          Computer and related equipment                                        3,136             3,239
          Furniture and other                                                   2,239             1,623
          Buildings and building improvements                                  47,253            43,483
                                                                               ------            ------
                                                                               63,036            57,371
                                                                               ======            ======
          Accumulated depreciation and
              amortization                                                    (29,424)          (24,709)
                                                                              -------           -------
                                                                               33,612            32,662
          Construction in progress                                              3,227             2,869
                                                                                -----             -----
                                                                              $36,839           $35,531
                                                                              =======           =======


 7.      Other Assets

                                                                                    December 31,
          (in thousands)                                                      1996              1995
                                                                              ----              ----

          Deposits                                                            $  193            $ 318
          Other assets                                                           216              402
          Equity investments                                                   1,000               --
          Employee notes receivable                                            1,010            1,410
                                                                               -----            -----
                                                                              $2,419           $2,130
                                                                               ======           ======

 8.       Other Accrued Liabilities

                                                                                    December 31,
          (in thousands)                                                       1996              1995
                                                                               ----              ----
          Accrued Medicaid rebates                                            $ 1,393           $ 1,864
          Accrued payroll                                                       3,502             1,708
          Profit distribution to third parties                                  1,210             1,639
          Accrued clinical trial expenses                                         832               752
          Accrued royalties payable                                             1,790               213
          Other                                                                 1,284             1,687
                                                                                -----             -----
                                                                              $10,011            $7,863
                                                                              =======            ======

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

        As of December 31, 1995, actual cash expenditures incurred as a result of the restructuring plan were approximately $2.6 million. No additional charges were recorded. In 1995, the Company terminated its lease on the Baltimore research and development facility by exercising its option to purchase the building for approximately $3 million.


 9.     Lease and Debt Commitments

        a. Operating Leases

        The Company leases facilities in California and Maryland and the land on which the Company's Mountain View, California facilities are located under operating leases. The long-term ground lease expires in 2053. Beginning in July 2010, a portion of the annual ground rent is subject to renegotiation. In addition, the Company has entered into operating leases covering certain laboratory and computer equipment.

        Future minimum payments under these leases are as follows:

                                                                    Land and
                                                                    Facilities        Equipment
                                                                    Operating         Operating
             (in thousands)                                         Leases            Leases
             --------------                                         ------            ------

             1997                                                    $  875           $  639
             1998                                                       908              538
             1999                                                       944              327
             2000                                                       980               --
             2001                                                     1,016               --
             Thereafter                                               2,123               --
                                                                      -----            -----
                                                                     $6,846           $1,504
                                                                     ======           ======

             Rent expense for all facilities  operating leases was approximately
             $1,177,000,   $456,000  and  $565,000  in  1996,   1995  and  1994,
             respectively.

          b. Capital Leases and Borrowing Arrangements

             At December 31, 1996, long-term debt and capital lease commitments were:

                                                                                                Capital
             (in thousands)                                              Debt                    Leases
             --------------                                              ----                    ------
             1997                                                      $  781                       $17
             1998                                                         359                        --
             ----                                                         ---                       ---
                                                                        1,140                        17
             Less future interest                                         (84)                       (1)
                                                                          ---                        --
                                                                       $1,056                       $16
                                                                       ======                       ===

          Long-term debt consists of two five-year notes, secured by equipment, at interest rates of 9.9% and 9.8%, due in April 1998 and October 1998, respectively. Under the terms of the notes, the Company is required to maintain certain covenants concerning minimal tangible net worth, current ratio, liabilities to net worth ratio and minimum cash and marketable securities balances.

          In December 1996, the Company secured a $3.0 million bank loan payable in June 1997 at a floating interest rate based on the six-month LIBOR rate plus 0.75% (6.38% at December 31, 1996). The loan is secured by $3.3 million of Government securities.

        c.Genentech Loan Commitment

          As part of the AURICULIN agreement with Genentech, Genentech has committed to loan the Company up to $30.0 million. The commitment is presently secured by a letter of credit. The loan can be drawn down through the year 2002, and bears interest at the prime rate. The loan is repayable in cash or Scios common stock, at the prevailing market price, at the Company's option at any time through December 31, 2002. No amounts were outstanding under the agreement at December 31, 1996.

        d.Wyeth-Ayerst Loan Commitment

          As part of the FIBLAST agreement, Wyeth-Ayerst has committed to loan the Company up to $12 million to fund expansion of the Company's manufacturing facility for FIBLAST. The loan can be drawn down through the year 2004, and will bear interest at the one-year LIBOR rate plus 0.225% (6.005% at December 31, 1996). No amounts were outstanding under the agreement at December 31, 1996.

10.     Litigation

        In September, 1996, the United States District Court for the Northern District of California dismissed with prejudice a lawsuit that had been filed by certain stockholders in May, 1995 against the Company and Richard L. Casey, its chairman and chief executive officer, on behalf of the individual plaintiffs and on behalf of other purchasers of the Company's stock during the period from October 6, 1993 to May 2, 1995. The action alleged violations of federal securities laws, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, regarding the Company and clinical trials involving AURICULIN. The plaintiffs have filed notice that they will appeal the District Court's ruling in favor of the Company.

        On November 29, 1995, the Company was notified by the United States Environmental Protection Agency ("EPA") that it may have a liability in connection with the clean-up of a toxic waste site arising out of the alleged disposal of hazardous substances by a subcontractor of Nova Pharmaceutical Corporation, which the Company acquired in 1992. The Company is one of many potentially responsible parties that have been identified as associated with this specific site. The Company is in the process of responding to the EPA's request for additional information on materials disposed of at this site. The ultimate outcome of this action cannot presently be determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

11.     Research Commitments

        The  Company's   commitments  for  research   sponsorship   payments  to
        collaborators and institutions during 1997, 1998 and 1999 aggregate approximately $86,000.

        In 1988, the Company purchased the interests of Biotechnology Research Partners, a limited partnership in a joint venture and made a down payment of $575,000. The balance of the purchase price is to be paid in quarterly installments in accordance with the following formula: (i) until the minority partners have received payments of approximately $22.8 million, the Company will pay approximately 37% of the royalty income from third-party licenses and approximately 3.7% of the Company's gross sales of Partnership products; (ii) thereafter, until the minority partners have received aggregate payments of approximately $34.1 million, the Company will pay approximately 31% of the royalty income and approximately 3.1% of the Company's gross sales of Partnership products; and (iii) thereafter, until the earlier of 20 years from the date of exercise of the option or the time all patents relating to the Partnership's technology expire and all information relating to that technology becomes part of the public domain, the Company will pay to the minority partners approximately 20.5% of the royalty income and approximately 2% of the Company's gross sales of Partnership products. As of December 31, 1996, $1.1 million was accrued for payments to the minority partners in 1997. Partnership products for which minority partners will receive payments include AURICULIN and FIBLAST.

        In December 1992, the Company exercised its option to acquire all interests in Nova Technology Limited Partnership for $20.4 million. The Company also issued contingent payment rights to all limited partners of the partnership, pursuant to which the Company is obligated until January 15, 2008 to pay royalties on the sale or license of certain products that were under development by the partnership. As of December 31, 1996, $0.6 million was accrued for payment in 1997 as a result of royalties associated with the commercialization of Guilford Pharmaceuticals' GLIADEL(R) wafer.

12.    Stockholders' Equity

       At December 31, 1996, warrants were outstanding to purchase approximately 789,000 shares of the Company's common stock at $26.74 per share and are exercisable through June 1998.

        a. Convertible Preferred Stock

        The Company's convertible preferred stock may be issued in series that have such rights as may be designated by the Board of Directors from time to time. There were 12,632 shares of preferred stock issued and outstanding at December 31, 1996. These non-voting shares, which are convertible at the option of the holder into 1,263,200 shares of common stock, were issued to Genentech in connection with the AURICULIN collaboration agreement. Each share of preferred stock is entitled to receive non-cumulative dividends in preference to any dividends declared and paid on common stock. No dividends have been declared or paid as of December 31, 1996. In the event of liquidation or dissolution of the Company, each share of preferred stock is entitled to receive a distribution amount in preference to common stock of $950 per share, plus declared but unpaid dividends.

        b. Common Stock

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

13.     Employee Benefits and Stock Option Plans

        The Company has a qualified profit sharing plan and trust under Internal Revenue Service Code sections 401(a) and 401(k). Employees are eligible to participate in the plan the first day of the month after hire and can elect to contribute to the plan up to 15% of salary subject to current statutory limits. In 1996, the Company matched employee contributions at a rate of 100% to a maximum of $3,000 per employee, except as restricted by statutory limits. The Company contribution is 100% vested at the end of an employee's third year of employment. Company contributions to the plan totaled approximately $649,000 in 1996, $633,000 in 1995 and $794,000 in 1994.

        Under the Company's stock option plans, the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the vesting period and the exercise price (which cannot be less than fair market value at date of grant for incentive stock options or 85% of fair market value ("FMV") for nonstatutory options). The options are exercisable at times and in increments as specified by the Board of Directors, generally expire ten years from date of grant and fully vest over periods from three to five years. The following shares are authorized and available for grant as of December 31, 1996:

                                            Shares
   Plan         Shares       Options        Available
   Title        Authorized   Outstanding    for Grant          Option Price
   -----        ----------   -----------    ---------          ------------

   1983/86      2,200,000     1,074,043            --          Not less than 85% of FMV
   1989           170,000        33,000            --          FMV
   1992         3,500,000     2,650,189       279,834          Not less than 85% of FMV
   1996           100,000        19,091        80,909          Not less than 85% of FMV
   NQ             443,161            --            --          Not less than 85% of FMV


   As of December 31, 1996 the Company had not issued any options at less than FMV.

       Additional information with respect to the activity of outstanding options is summarized in the following table:

                                                                  Number of                           Aggregate
             Common Stock                                         Shares       Option Price           Price
             ------------                                         ------       ------------           -----
                                                                                                      (in thousands)

             Balances at December 31, 1993                        3,920,431    $0.16-$21.13           $29,720

               Granted                                              303,149    $6.63-$ 9.00             2,597
               Exercised                                            (71,702)   $2.56-$ 9.13              (375)
               Canceled                                            (457,043)   $2.56-$18.46            (3,683)

             Balances at December 31, 1994                        3,694,835    $0.16-$21.13           $28,259

               Granted                                              780,580    $3.50-$ 7.50             5,512
               Exercised                                           (123,171)   $0.16-$ 7.13              (512)
               Canceled                                            (520,701)   $2.56-$21.13            (4,237)

             Balances at December 31, 1995                        3,831,543    $2.56-$21.13           $29,022

               Granted                                              627,000    $4.56-$ 6.88             3,579
               Exercised                                           (155,142)   $2.56-$ 7.13              (594)
               Canceled                                            (527,078)   $3.50-$21.13            (3,797)

             Balances at December 31, 1996                        3,776,323    $3.50-$21.13           $28,210


        At December 31, 1996, options to purchase 2,363,314 shares were fully vested.

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost related to options has been recognized in 1996. Had compensation cost for stock options in 1995 and 1996 been determined based on the fair value at the grant date for awards in those years consistent with the provisions of SFAS No. 123, the Company's net loss per share for the respective years would have been:

                                                                                      December 31,
          (in thousands, except per share amounts)                              1996              1995
          ----------------------------------------                              ----              ----

         Net loss - as reported                                                ($18,403)          ($26,382)

         Net loss - pro forma                                                  ($19,029)          ($26,617)

         Net loss per share - as reported                                        ($0.51)            ($0.74)

         Net loss per share - pro forma                                          ($0.53)            ($0.74)


       The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing method assuming: a risk free rate of 6.41%, an expected option life of 5 years, no payment of dividends and a volatility factor of 0.8134. The risk-free rate was calculated in accordance with the grant date and the expected option life. The volatility factor and expected option life was calculated using 1995 and 1996 historical data.

        The options outstanding by exercise price at December 31, 1996 are as follows:

                                                               Weighted
                                         Number of             Average                     Weighted
                                         Options               Remaining                   Average
        Exercise Price                   Outstanding           Contractual Life            Exercise Price
        --------------                   -----------           ----------------            --------------

        $3.50-$ 6.13                       789,066             7.83                        $  5.47
        $6.50-$ 7.00                       674,932             3.36                        $  6.81
        $7.13-$ 7.13                       919,190             5.75                        $  7.13
        $7.21-$ 9.00                       837,696             7.53                        $  7.82
        $9.13-$21.13                       555,439             4.91                        $ 11.15
        ----- ------                       -------             ----                         ------
        $3.50-$21.13                     3,776,323             6.03                        $  7.47
        ===== ======                     =========             ====                        =======


        The options currently exercisable by exercise price at December 31, 1996 are as follows:

                                         Number of              Weighted
                                         Options                Average
       Exercise Price                    Exercisable            Exercise Price
       --------------                    -----------            --------------

       $3.50-$ 6.13                      297,180                $  5.67
       $6.50-$ 7.00                      530,103                $  6.82
       $7.13-$ 7.13                      752,723                $  7.13
       $7.21-$ 9.00                      243,598                $  8.12
       $9.13-$21.13                      539,710                $ 11.16
       ----- ------                      -------                 ------
       $3.50-$21.13                    2,363,314                $  7.90
       ===== ======                    =========                =======


14.     Significant Customers

        In 1996, Wyeth-Ayerst contributed 21% of total revenues. In 1995 and 1994, no individual customer or partner contributed more than 10% of total revenues.

        At December 31, 1996, the $4.8 million in accounts receivable included the following receivables associated with Commercial Operations: $1.2 million from Ortho-McNeil, $0.8 million from Wyeth-Ayerst and $0.7 million from SB. Also included was a $1.0 million receivable related to an equipment lease agreement.

15.     Income Taxes

        The Company's deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

        The Company has federal and state income tax net operating loss ("NOL") and research credit carryforwards at December 31, 1996 for tax purposes available as follows:

        Federal NOL                                             $249,000,000
        State NOL                                                 37,000,000
        Federal Research Credit                                    9,500,000
        State Research Credit                                      2,600,000

        These federal and state NOL carryforwards expire in the years 1998 through 2011, and 1997 through 2000 respectively. The federal and state research credit carryforwards expire in the years 1998 through 2010, and 2002 through 2010, respectively.

        Due to a change in the ownership of the Company, as defined, a portion of the federal and state NOL carryover is subject to an annual utilization limitation. Should another change in ownership occur, future utilization of the Company's NOL carryforwards may be subject to additional limitations.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:


                                                                            Year Ended December 31,
                                                                            -----------------------
        (in thousands)                                                 1996                                1995
        --------------                                                 ----                                ----

        Depreciable and amortizable
          assets, primarily technology                            $   8,500                            $  6,800
        Other accrued liabilities                                     3,400                               3,200
        State (net of federal benefit)                                7,000                               5,000
        Net operating loss carryforward                              84,600                              76,600
        Research credit                                               9,500                               8,500
        Valuation allowance                                        (113,000)                           (100,100)
                                                                   --------                            --------

        Net deferred tax asset                                    $      --                            $     --

                                                                   ========                            ========

        Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.