Form 10-Q
period 1997-03-30
SCIOS INC
filed 1997-05-14
CIK 726512

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1997

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

                                   Scios Inc.
                              2450 Bayshore Parkway
                            Mountain View, CA 94043x
               (Address of principal executive offices) (Zip code)

                                 (415) 966-1550
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Stock, $.001 par value                                36,510,923

                                   SCIOS INC.
                                AND SUBSIDIARIES

Part I.  Financial Information

Item 1.  Financial Statements

                                   SCIOS INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                        March 31,           December 31,
                                                                           1997                1996
                                                                       -------------        -----------
ASSETS                                                                   (Unaudited)

Current assets:
    Cash and cash equivalents                                               $32,292             $1,587
    Marketable securities                                                    10,387              6,888
    Accounts receivable                                                       3,506              4,808
    Prepaid expenses                                                            748                786
                                                                       -------------        -----------
      Total current assets                                                   46,933             14,069

Marketable securities, non-current                                           38,881             53,695
Investment in affiliate                                                       6,328              6,939
Property and equipment, net                                                  36,520             36,839
Other assets                                                                  2,265              2,419
                                                                       -------------        -----------

TOTAL ASSETS                                                               $130,927           $113,961
                                                                       -------------        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable to banks                                                   $3,000             $3,000
    Accounts payable                                                            892              2,507
    Other accrued liabilities                                                 6,522             10,011
    Deferred contract revenue                                                 8,666              3,666
    Current portion of long-term debt and capital leases                        781                723
                                                                       -------------        -----------
      Total current liabilities                                              19,861             19,907

Long-term debt and capital leases                                            30,146                349
Minority interests                                                               --                 77


Stockholders' equity:
    Preferred stock; $.001 par value;  20,000,000 shares authorized;
       issued and outstanding: 12,632 and 16,053, respectively (liquidation
       preference of $12,000 and $15,250, respectively)                          --                 --
    Common stock; $.001 par value;  150,000,000  shares  authorized;
       issued and outstanding: 36,510,923 and 36,506,297, respectively           37                 37
    Additional paid-in capital                                              404,485            404,456
    Treasury stock                                                           (3,340)            (2,991)
    Notes receivable from stockholders                                          (13)               (13)
    Unrealized losses on securities                                            (326)               (70)
    Accumulated deficit                                                    (319,923)          (307,791)
                                                                       -------------        -----------
      Total stockholders' equity                                             80,920             93,628
                                                                       -------------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $130,927           $113,961
                                                                       -------------        -----------



                           See notes to consolidated financial statements.

                                             SCIOS INC.
                                          AND SUBSIDIARIES

                                Consolidated Statements of Operations
                                  (In thousands, except share data)

                                                                        Three months ended
                                                                            March 31,
                                                                 1997                       1996
                                                             --------------             --------------
                                                                           (Unaudited)

Revenues:
      Product sales                                                 $6,159                     $8,642
      Co-promotion commissions                                       1,696                      1,043
      Research & development contracts                                 474                      1,799
                                                             --------------             --------------
                                                                     8,329                     11,484
                                                             --------------             --------------

Costs and expenses:
      Cost of goods sold                                             3,854                      5,173
      Research and development                                      10,880                      8,666
      Marketing, general and administration                          5,326                      4,419
      Profit distribution to third parties                             567                        994
                                                             --------------             --------------
                                                                    20,627                     19,252
                                                             --------------             --------------

Loss from operations                                               (12,298)                    (7,768)

Other income:
      Investment income                                                657                        943
      Realized gains (losses) on securities                           (105)                        81
      Other income, net                                                148                         56
                                                             --------------             --------------
                                                                       700                      1,080

Equity in net loss of affiliates                                      (611)                      (729)
Minority interests                                                      77                         --
                                                             --------------             --------------
      Net loss                                                    ($12,132)                   ($7,417)
                                                             --------------             --------------

      Net loss per common share                                     ($0.34)                    ($0.21)
                                                             --------------             --------------

      Weighted average number of
         common shares outstanding                              35,831,662                 35,890,504
                                                             --------------             --------------




                           See notes to consolidated financial statements.

                                                 SCIOS INC.
                                              AND SUBSIDIARIES

                                    Consolidated Statements of Cash Flows
                                               (In thousands)

                                                                                     Three months ended
                                                                                         March 31,
                                                                                  1997                1996
                                                                               ------------        -----------
                                                                                        (Unaudited)
Cash flows from operating activities:
   Net loss                                                                       ($12,132)           ($7,417)
   Adjustments to reconcile net loss to net
   cash used by operating activities:
      Depreciation and amortization                                                  1,345              1,121
      Deferred contract revenue                                                      5,000               (584)
      Other                                                                            534                729
      Change in assets and liabilities:
        Accounts receivable                                                          1,302                661
        Accounts payable                                                            (1,615)            (2,622)
        Other accrued liabilities                                                   (3,489)            (1,216)
        Other                                                                          192                714
                                                                               ------------        -----------
             Net cash used by operating activities                                  (8,863)            (8,614)
                                                                               ------------        -----------

Cash flows from investing activities:
   Payments for property and equipment, net                                         (1,026)              (542)
   Sales/maturities of marketable securities                                        89,091             40,910
   Purchases of marketable securities                                              (78,032)           (31,269)
                                                                               ------------        -----------
             Net cash provided by investing activities                              10,033              9,099
                                                                               ------------        -----------

Cash flows from financing activities:
   Purchase of treasury stock                                                         (349)            (1,338)
   Issuance of notes payable                                                        30,000                 --
   Other                                                                              (116)              (159)
                                                                               ------------        -----------
             Net cash provided (used) by financing activities                       29,535             (1,497)
                                                                               ------------        -----------

Net increase (decrease) in cash and cash equivalents                                30,705             (1,012)
Cash and cash equivalents at beginning of period                                     1,587              2,847
                                                                               ------------        -----------
Cash and cash equivalents at end of period                                        $ 32,292            $ 1,835
                                                                               ------------        -----------

Supplemental cash flow data:
   Cash paid during the period for interest                                          ($134)             ($160)
Supplemental disclosure of non-cash investing
   and financing:
   Change in net unrealized losses on securities                                      (256)              (833)
   Investment in affiliate                                                           ($611)           $ 4,708






                               See notes to consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.       Basis of Presentation and Accounting Policies

                  The unaudited consolidated financial statements of Scios Inc. ("Scios" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 1997 and the Company's consolidated results of operations and cashflows for the three-month periods ended March 31, 1997 and 1996. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

                  These financial statements and the notes accompanying them should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996. Investors are encouraged to review the Form 10-K for a broader discussion of the Company's business and the opportunities and risks inherent in the Company's business. Copies of the 10-K are available from the Company on request.

                  The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

                  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128") which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 will become effective for the Company's 1997 fiscal year. The impact of adopting SFAS No. 128 is not expected to have a material impact on the Company's financial condition or results of operations.

2.       Litigation

                  In September 1996, the United States District Court for the Northern District of California dismissed with prejudice a lawsuit that had been filed by certain stockholders in May 1995 against the Company and Richard L. Casey, its chairman and chief executive officer, on behalf of the individual plaintiffs and other purchasers of the Company's stock during the period from October 6, 1993 to May 2, 1995. The action alleged violations of federal securities laws, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, regarding the Company and clinical trials involving AURICULIN(R) anaritide ("AURICULIN"). The plaintiffs have filed notice that they will appeal the District Court's ruling in favor of the Company. The ultimate outcome of this action cannot presently be determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

3.       Subsequent Events

                  On April 2, 1997, the Company announced that it had suspended development of AURICULIN based upon the results of an interim analysis of data from an ongoing 250 patient Phase III study in oliguric acute renal failure. The study was suspended due to the low probability that a positive outcome could be obtained with respect to its primary clinical endpoint, dialysis-free survival. AURICULIN was under development in collaboration with Genentech, Inc. ("Genentech").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following discussion contains forward-looking statements about plans, objectives, future results and intentions of Scios. These forward-looking statements are based on the current expectations of the Company, and the Company assumes no obligation to update this information. Realization of these plans and results involves risks and uncertainties, and the Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed in the Company's Form 10-K for the year ended December 31, 1996.

Operating Results

         The net loss for the quarter ended March 31, 1997 was $12.1 million compared to a net loss of $7.4 million in the corresponding quarter of 1996. The increase in net loss was primarily due to lower revenue from product sales and research and development contracts combined with higher research and development expenses.

         Total revenues for the three months ended March 31, 1997 declined to $8.3 million from $11.5 million in the corresponding period of 1996. Product sales from psychiatric products under license from SmithKline Beecham Corporation (the "SB Products") declined to $6.2 million from $8.6 million for the three months ended March 31, 1997 and 1996, respectively. The sales decline was the result of competition from new market entrants and generic drugs to the SB Products. Gross margins decreased to 37% for the quarter ending March 31, 1997 from 40% in the prior year period as a result of an increase in product returns. The increase in co-promotion commissions from 1996 to 1997 resulted from higher revenue recognition based on sales growth of HALDOL(R) Decanoate ("HALDOL"), a product co-promoted with Ortho-McNeil Pharmaceutical, an affiliate of Johnson and Johnson, and on sales of EFFEXOR(R) (venlafaxine HCl) ("EFFEXOR"), a product co-promoted with Wyeth-Ayerst Laboratories, a division of American Home Products Corporation. Contract revenues for the three months ended March 31, 1997 decreased $1.3 million from the corresponding period in 1996 due to receipt of a one-time licensing payment in 1996 and the cessation of funding for Alzheimer's research under a contract that ended in December 1996.

         Total costs and expenses for the three months ended March 31, 1997 were $20.6 million versus $19.3 million for the same period in 1996. Spending for research and development increased to $10.9 million in 1997 from $8.7 million in 1996 as a result of higher staffing levels and clinical trials costs to support expanded product development activities. Expenses for marketing, general and administration increased to $5.3 million from $4.4 million for the three-month periods ended March 31, 1997 and 1996, respectively, because of higher staffing levels. The first quarter decrease from 1996 to 1997 in cost of goods and profit distribution to third parties was the result of the lower SB Product sales.

     Other income decreased to $0.7 million in the quarter ended March 31, 1997 from $1.1 million in the comparable quarter of 1996. The decrease was principally due to a net loss on sales of securities in 1997 versus a net gain for the same period in 1996 and on a decline in interest income from the Company's marketable securities. The equity in the net loss of affiliates of $0.6 million in 1997 and $0.7 million in 1996 is the Company's proportional share of losses of Guilford Pharmaceuticals Inc. ("Guilford"), an affiliate of the Company which completed an initial public offering in 1994. The Company's proportional share of Guilford was 10% and 12% on March 31, 1997 and 1996, respectively. The Company's proportional share of Guilford declined further as a result of Guilford's issuance of additional common stock in April 1997.

         The ability of the Company to achieve profitability will depend principally upon whether or not the Company is successful in developing and commercializing its own products and on its ability to complete agreements with third parties that result in additional revenue. In the case of AURICULIN, the Company was unsuccessful in its development efforts. The Company recently announced termination of its clinical development of AURICULIN based on the results of an interim analysis of data from an ongoing 250-patient Phase III study in oliguric acute renal failure and the low probability that a positive outcome could be obtained with respect to its primary clinical endpoint, dialysis-free survival. The Company's success in commercializing its other products, including its lead products, NATRECOR(R) BNP ("NATRECOR") and FIBLAST(R) trafermin ("FIBLAST"), will depend on numerous factors, including: whether or not the Company can demonstrate safety and efficacy of the products in development; the time taken to complete clinical trials and regulatory submissions; the timing and scope of regulatory approvals; the Company's ability to secure a cost-effective commercial scale drug supply; and the level of market acceptance of approved products. In the case of NATRECOR, the Company expects to announce important clinical data in the second half of 1997. Such data will be an important consideration in determining whether to proceed with development for the current indication. The Company's ability to raise additional revenue through third parties will be dependent on: its success in marketing and selling the SB Products, HALDOL, EFFEXOR and any additional third-party product rights which it may acquire; the disposition of various patent proceedings related to the protection of the Company's potential products; the perceived value of the Company's current product portfolio and research programs to outside parties; and the success of third parties, such as Kaken Pharmaceutical Co., Ltd. ("Kaken") in Japan, in developing and commercializing the Company's products. There can be no assurance that the Company will be successful in achieving its development and commercialization goals.

Liquidity and Capital Resources

         Combined cash, cash equivalents and marketable securities (both current and non-current) totaled $81.6 million at March 31, 1997, an increase of $19.4 million from December 31, 1996. The increase was attributable to $30.0 million received from the drawdown of a loan from Genentech. The loan is repayable in cash, stock or a combination thereof, at the Company's option, no later than December 30, 2002. Proceeds from the loan were partially offset by $8.9 million used to fund operating activities, $1.0 million in property and equipment spending, $0.3 million for the acquisition of treasury stock and $0.3 million of unrealized losses on marketable securities resulting from a change in market interest rates during the three-month period.

         Deferred contract revenues for the three months ended March 31, 1997 increased to $8.7 million from $3.7 million in the corresponding period of 1996 due to receipt of a payment from Kaken associated with the future supply of FIBLAST to support commercialization in Japan.

         The Company has experienced net operating losses since its inception and expects to continue to incur losses for at least the next two years. The Company's ability to achieve and sustain profitability, and therefore the rate of utilization of the Company's current financial resources, will depend upon a number of factors, particularly the success and timeliness of its product development, clinical trial, regulatory approval and product introduction efforts. Other contributing factors will be the Company's success in developing new revenue sources to support research and development programs and its success in marketing and promoting the SB Products, HALDOL, EFFEXOR and any other third-party product rights that may be licensed by the Company.

         The Company's cash resources of $81.6 million at March 31, 1997, together with revenues from product sales, collaborative agreements and interest income, proceeds from the sale of stock held as equity investments, and any funding from existing or future debt arrangements, will be used to support current and new clinical trials for proprietary products under development, to support commercialization efforts for prospective products and for other general purposes. The Company believes its cash resources will be sufficient to meet its operating and capital requirements for at least the next two years. Key factors which will affect future cash use and the timing of the Company's need to seek additional financing include the results of the Company's partnering efforts and the timing and amounts realized from licensing and partnering activities, the rate of spending required to develop and launch the Company's products, the net contribution from the Company's marketing of current and future products for itself and third parties and changes in the Company's business environment.

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

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

          (a)      Exhibit 11.1:            Computation of Net Loss Per Share

          (b)      Reports on Form 8-K:     None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SCIOS INC.

May 6, 1997                         By:/s/ Richard L. Casey
Date                                   Chairman and CEO


May 6, 1997                         By:/s/ Kevin McPherson
Date                                   Director of Finance
                                      (Chief Accounting Officer)