Form 10-Q
period 1997-06-30
SCIOS INC
filed 1997-08-14
CIK 726512

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 1997

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ___________

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

                                   Scios Inc.
                              2450 Bayshore Parkway
                             Mountain View, CA 94043
                (Address of principal executive offices) (Zip code)

                                 (650) 966-1550
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Stock, $001 par value                                 36,762,162

Part I.  Financial Information

Item 1.  Financial Statements

                                   SCIOS INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        (In thousands except share data)

                                                                          June 30,            December 31,
                                                                            1997                 1996
                                                                        -------------        ------------
ASSETS                                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                                $14,631             $1,587
    Marketable securities                                                     16,914              6,888
    Accounts receivable                                                        6,010              4,808
    Prepaid expenses                                                             438                786
                                                                        -------------        -----------
      Total current assets                                                    37,993             14,069

Marketable securities, non-current                                            40,345             53,695
Investment in affiliate                                                       10,752              6,939
Property and equipment, net                                                   36,054             36,839
Other assets                                                                   2,259              2,419
                                                                        -------------        -----------

TOTAL ASSETS                                                                $127,403           $113,961
                                                                        -------------        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable to banks                                                    $3,000             $3,000
    Accounts payable                                                           1,683              2,507
    Other accrued liabilities                                                  7,411             10,011
    Deferred contract revenue                                                 11,786              3,666
    Current portion of long-term debt and capital leases                         685                723
                                                                        -------------        -----------
      Total current liabilities                                               24,565             19,907

Long-term debt and capital leases                                             30,714                349
Minority interests                                                                --                 77
                                                                        -------------        -----------
      Total liabilities                                                       55,279             20,333
                                                                        -------------        -----------

Stockholders' equity:
    Preferred stock; $.001 par value;  20,000,000 shares authorized;  issued and outstanding:
       10,132 and 12,632, respectively (liquidation                               --                 --
       preference of $9,625 and $12,000, respectively)
    Common stock; $.001 par value;  150,000,000  shares  authorized;  issued and outstanding:
       36,762,162 and 36,506,297, respectively                                    37                 37
    Additional paid-in capital                                               409,441            404,456
    Treasury stock                                                            (4,758)            (2,991)
    Notes receivable from stockholders                                           (13)               (13)
    Unrealized gains (losses) on securities                                       16                (70)
    Accumulated deficit                                                     (332,599)          (307,791)
                                                                        -------------        -----------
      Total stockholders' equity                                              72,124             93,628
                                                                        -------------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $127,403           $113,961
                                                                        -------------        -----------



                 See notes to consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                        (In thousands, except share data)

                                                           Three months ended                     Six months ended
                                                                June 30,                              June 30,
                                                         1997              1996                1997              1996
                                                    ---------------    --------------     ---------------    --------------
                                                               (Unaudited)                          (Unaudited)
Revenues:
      Product sales                                         $7,537            $8,445             $13,696           $17,088
      Co-promotion commissions                               1,423             1,243               3,119             2,286
      Research & development contracts                       1,922             2,104               2,396             3,902
                                                    ---------------    --------------     ---------------    --------------
                                                            10,882            11,792              19,211            23,276
                                                    ---------------    --------------     ---------------    --------------

Costs and expenses:
      Cost of goods sold                                     4,369             5,130               8,223            10,303
      Research and development                              13,059             9,119              23,939            17,785
      Marketing, general and administration                  5,022             4,471              10,348             8,890
      Profit distribution to third parties                     896               922               1,463             1,917
                                                    ---------------    --------------     ---------------    --------------
                                                            23,346            19,642              43,973            38,895
                                                    ---------------    --------------     ---------------    --------------

Loss from operations                                       (12,464)           (7,850)            (24,762)          (15,619)

Other income:
      Investment income                                      1,136               966               1,927             2,069
      Interest expense                                        (750)             (148)               (884)             (307)
      Realized losses on securities                            (74)             (181)               (179)             (100)
      Other income, net                                          1               243                 149               299
                                                    ---------------    --------------     ---------------    --------------
                                                               313               880               1,013             1,961

Equity in net loss of affiliates                              (525)             (646)             (1,136)           (1,375)
Minority interests                                              --                --                  77                --
                                                    ---------------    --------------     ---------------    --------------
      Net loss                                            ($12,676)          ($7,616)           ($24,808)         ($15,033)
                                                    ---------------    --------------     ---------------    --------------

      Net loss per common share                             ($0.35)           ($0.21)             ($0.69)           ($0.42)
                                                    ---------------    ----------------------------------    --------------

      Weighted average number of
         common shares outstanding                      35,826,469        35,834,351          35,829,065        35,862,428
                                                    ---------------    --------------     ---------------    --------------



                 See notes to consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                      Six months ended
                                                                                          June 30,
                                                                                  1997                1996
                                                                               ------------        -----------
                                                                                        (Unaudited)
Cash flows from operating activities:
   Net loss                                                                       ($24,808)          ($15,033)
   Adjustments to reconcile net loss to net
   cash used by operating activities:
      Depreciation and amortization                                                  2,738              2,301
      Deferred contract revenue                                                      8,120             (1,859)
      Equity in net loss of affiliates                                               1,136              1,375
      Minority interests                                                               (77)                --
      Change in assets and liabilities:
        Accounts receivable                                                         (1,202)              (299)
        Accounts payable                                                              (824)            (2,585)
        Other accrued liabilities                                                   (2,600)              (673)
        Other                                                                          508                462
                                                                               ------------        -----------
             Net cash used by operating activities                                 (17,009)           (16,311)
                                                                               ------------        -----------

Cash flows from investing activities:
   Payments for property and equipment, net                                         (1,953)            (2,070)
   Sales/maturities of marketable securities                                       101,525             97,306
   Purchases of marketable securities                                              (98,115)           (76,544)
                                                                               ------------        -----------
             Net cash provided by investing activities                               1,457             18,692
                                                                               ------------        -----------

Cash flows from financing activities:
   Purchase of treasury stock                                                       (1,767)            (1,455)
   Issuance of notes payable                                                        30,638                 --
   Other                                                                              (275)                51
                                                                               ------------        -----------
             Net cash provided (used) by financing activities                       28,596             (1,404)
                                                                               ------------        -----------

Net increase in cash and cash equivalents                                           13,044                977
Cash and cash equivalents at beginning of period                                     1,587              2,847
                                                                               ------------        -----------
Cash and cash equivalents at end of period                                        $ 14,631            $ 3,824
                                                                               ------------        -----------

Supplemental cash flow data:
   Cash paid during the period for interest                                          ($246)             ($307)
Supplemental disclosure of non-cash investing
   and financing:
   Change in net unrealized losses on securities                                       (86)              (821)
   Investment in affiliate                                                         $ 4,948            $ 4,708






                 See notes to consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.       Basis of Presentation and Accounting Policies

                  The unaudited consolidated financial statements of Scios Inc. ("Scios" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at June 30, 1997 and the Company's results of operations for the three and six-month periods ended June 30, 1997 and 1996. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

                  In February 1997,  the Financial  Accounting  Standards  Board
         issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. FAS 128 will not have a material impact on the Company's financial position, results of operations or cashflows.

                  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

                  In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic area and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

2.       Litigation

                  In September 1996, the United States District Court for the Northern District of California dismissed with prejudice a lawsuit that had been filed by certain stockholders in May 1995 against the Company and Richard L. Casey, its chairman and chief executive officer, on behalf of the individual plaintiffs and other purchasers of the Company's stock during the period from October 6, 1993 to May 2, 1996. The action alleged violations of federal securities laws, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, regarding the Company and clinical trials involving AURICULIN(R) anaritide. The plaintiffs are appealing the District court's ruling in favor of the Company. The ultimate outcome of this action cannot presently be determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

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

Operating Results

         The net loss for the quarter ended June 30, 1997 was $12.7 million compared to a net loss of $7.6 million in the corresponding quarter of 1996. For the six-month periods ended June 30, 1997 and 1996, the net losses were $24.8 million and $15.0 million, respectively. For both the three and six-month periods, the increase in net losses was primarily due to lower product sales and higher research and development expenses.

         Total revenues for the three months ended June 30, 1997 were $10.9 million, versus $11.8 million for the corresponding period in 1996. Product sales from psychiatric products under license from SmithKline Beecham Corporation (the "SB Products") declined to $7.5 million from $8.4 million for the three months ended June 30, 1997 and 1996, respectively. The decline in sales was the result of competition from new market entrants and generic alternatives to the SB Products.

         For the six months ended June 30, 1997 and 1996, revenues were $19.2 million and $23.3 million, respectively. The year-to-year decrease resulted from a decline in product sales and research and development contract revenues which were partially offset by higher revenue from co-promotion commissions. The increase in co-promotion commissions resulted from sales growth of HALDOL(R) Decanoate, a product co-promoted with Ortho-McNeil Pharmaceutical, an affiliate of Johnson and Johnson, and on sales of EFFEXOR(R) (venlafaxine HCl), a product co-promoted with Wyeth-Ayerst Laboratories, a division of American Home Products Corporation. Contract revenues for the six-month period decreased $1.5 million from 1996 to 1997 due to receipt of a one-time licensing payment in 1996 and the cessation of funding for Alzheimer's research under a contract that ended in December 1996.

         Total costs and expenses for the three months ended June 30, 1997 were $23.3 million versus $19.6 million for the same period in 1996. Spending for research and development increased to $13.1 million in 1997 from $9.1 million in 1996 as a result of higher staffing levels and clinical trials costs to support expanded product development activities. Expenses for marketing, general and administration increased to $5.0 million in 1997 from $4.5 million in 1996. The second quarter decline in profit distribution to third parties and cost of goods from 1996 to 1997 was the result of lower SB Product sales.

         Total costs and expenses for the six months ended June 30, 1997 were $44.0 million versus $38.9 million for the same period in 1996. Spending for research and development increased to $23.9 million in 1997 from $17.8 million in 1996 for the reasons noted in the paragraph above. Expenses for marketing, general and administration increased to $10.4 million in 1997 from $8.9 million in 1996 because of higher staffing levels. Profit distribution to third parties and cost of goods decreased from 1996 to 1997 because of lower SB Product sales.

         Other income decreased to $0.3 million in the quarter ended June 30, 1997 from $0.8 million in the comparable quarter of 1996. For the six-month periods ended June 30, 1997 and 1996, other income decreased to $1.0 million from $2.0 million. The decrease for both three and six-month periods was principally due to an increase in interest expense associated with a loan from Genentech, Inc. ("Genentech") at the end of the first quarter of 1997. The decline in equity in the net loss of affiliates, for both the three and six-month periods, was the result of the Company's decreasing share of losses of Guilford Pharmaceuticals Inc. ("Guilford"). The Company's percentage ownership of Guilford and subsequent share of losses has declined to 7.8% due to Guilford's most recent share offering completed in April 1997.

         The Company expects to announce key results in the second half of 1997 from two Phase III clinical trials in the United States on the use of NATRECOR(R) BNP for the treatment of acute congestive heart failure. The outcome of the clinical trials could have a substantial effect on the Company's stock price - either positive or negative - depending on the nature of the results. For example, the Company's stock price dropped earlier in the year on the announcement that the Company was terminating clinical development of AURICULIN(R) anaritide for the treatment of oliguric acute renal failure.

         The ability of the Company to achieve profitability depends principally on the Company's success in developing and commercializing its own products and on its ability to complete agreements with third parties that result in additional revenue. The Company's success in commercializing its own products will depend on: the demonstrated safety and efficacy of products in development; the time taken to complete clinical trials and regulatory submissions; the timing and scope of regulatory approvals, particularly with respect to the Company's lead products, NATRECOR and FIBLAST(R) trafermin; the Company's ability to secure a commercial scale cost-effective drug supply; and the level of market acceptance if products are approved. The Company's ability to raise additional revenue through third parties will be dependent on: its success in marketing and selling the SB Products, HALDOL, EFFEXOR and any additional third-party product rights which it may acquire; the disposition of various patent proceedings related to the protection of the Company's potential products; the perceived value of the Company's current product portfolio and research programs to outside parties; and the success of third parties, such as Kaken Pharmaceuticals Co., Ltd. in Japan, in developing and commercializing the Company's products.

Liquidity and Capital Resources

         Combined cash, cash equivalents and marketable securities (both current and non-current) totaled $71.9 million at June 30, 1997, an increase of $9.7 million from December 31, 1996. The increase resulted from a $30 million loan from Genentech which was partially offset by $17.0 million used to fund operating activities, $2.0 million for the purchase of property and equipment and $1.8 million for the acquisition of treasury stock.

         The Company has experienced net operating losses since its inception and expects to continue to incur losses for at least the next two years. The Company's ability to achieve and sustain profitability, and therefore the rate of utilization of the Company's current financial resources, will depend upon a number of factors, particularly the success and timeliness of its product development, clinical trials, regulatory approval and product introduction efforts. Other contributing factors will be the Company's success in developing new revenue sources to support research and development programs and its success in marketing and promoting the SB Products, HALDOL, EFFEXOR and any other third-party products that may be licensed by the Company.

         The Company's cash, cash equivalents and marketable securities of $71.9 million at June 30, 1997, together with revenues from product sales, collaborative agreements, interest income, funding from existing or future debt arrangements and proceeds from the sale of equity holdings in affiliates will be used to fund continuing research and development programs, current and new clinical trials, commercialization efforts on behalf of future products and for other general purposes. The Company believes its cash resources will be sufficient to meet its operating and capital requirements for at least the next two years. Key factors which will affect future cash use and the timing of the Company's need to seek additional financing include the success of the Company's partnering efforts and the timing and amounts realized from licensing and partnering activities, the rate of spending required to develop the Company's products, the Company's ability to respond to changing business conditions and the net contribution obtained from the Company's marketing efforts for third parties.

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

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on May 13, 1997.

         (a) The following individuals were elected directors of the Company, each to serve until a successor is elected:

                                                     Total Vote For               Total Vote Withheld
                  Name                               Each Director                From Each Director

                  Samuel H. Armacost                 30,203,034                   2,902,100
                  Richard L. Casey                   31,058,627                   2,046,507
                  Myron Du Bain                      31,185,728                   1,919,406
                  Robert W. Schrier, M.D.            31,128,815                   1,976,319
                  Solomon H. Snyder, M.D.            30,826,574                   2,278,560
                  Burton E. Sobel, M.D.              31,168,552                   1,936,582
                  Eugene L. Step                     30,830,790                   2,274,344

         (b) The following matters were approved by stockholder vote, with votes cast as indicated:

                  To ratify and approve amendments to the Company's 1992 Equity Incentive Plan:

                  Votes for:                         25,713,951
                  Votes against                       6,980,986
                  Abstentions:                          410,197

                  To ratify the selection of Coopers & Lybrand as the Company's independent auditors for fiscal year 1997:

                  Votes cast for:                    32,612,982
                  Votes cast against:                   283,888
                  Abstentions:                          208,264

                  Broker non-votes were not relevant to the foregoing matters.

         (c) The following matters that were submitted by stockholders of the Company were defeated by stockholder vote, with votes cast as indicated:

                  Stockholder proposal to appoint a special committee to seek a buyer for the Company:

                  Votes cast for:                     4,986,918
                  Votes cast against:                16,672,246
                  Abstentions:                          420,113
                  Broker Non-Votes:                  11,025,887

                  Stockholder proposal to require an independent chairman of the board:

                  Votes cast for:                     5,700,377
                  Votes cast against:                15,875,089
                  Abstentions:                          503,811
                  Broker Non-Votes:                  11,025,857

                  Stockholder proposal to form a shareholder advisory committee:

                  Votes cast for:                     4,986,116
                  Votes cast against:                16,657,933
                  Abstentions:                          453,198
                  Broker Non-Votes:                  11,025,887

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

          10.11   1992 Equity Incentive Plan
          11.1. Computation of Net Loss Per Share for the three months ended June 30, 1997 and June 30, 1996.
          11.2. Computation of Net Loss Per Share for the six months ended June 30, 1997 and June 30, 1996

(b)   Reports on Form 8-K

          Report on Form 8-K, dated April 2, 1997 (pursuant to Item 5) regarding the Company's announcement of the Company's suspension of development of AURICULIN for oliguric acute renal (kidney) failure.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SCIOS INC.

August 12, 1997                         By: /s/ Richard L. Casey
--------------------
Date                                    Richard L. Casey, Chairman and
                                        Chief Executive Officer



August 12, 1997                         By: /s/ Kevin McPherson
--------------------
Date                                    Kevin McPherson, Director of
                                        Finance (Chief Accounting
                                        Officer)