Form 10-Q
period 1997-09-30
SCIOS INC
filed 1997-11-14
CIK 726512

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1997

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Stock, $.001 par value                                37,865,668

Part I.  Financial Information

Item 1.  Financial Statements

                                                          SCIOS INC.
                                                       AND SUBSIDIARIES

                                                 Consolidated Balance Sheets
                                              (In thousands, except share data)

                                                                                 September 30,             December 31,
                                                                                     1997                      1996
                                                                               ------------------        -----------------
ASSETS                                                                            (Unaudited)

Current assets:
     Cash and cash equivalents                                                            $9,555                   $1,587
     Marketable securities                                                                 9,813                    6,888
     Accounts receivable                                                                   5,752                    4,808
     Prepaid expenses                                                                        523                      786
                                                                               ------------------        -----------------
       Total current assets                                                               25,643                   14,069

Marketable securities, non-current                                                        48,347                   53,695
Investment in affiliate                                                                   10,406                    6,939
Property and equipment, net                                                               34,323                   36,839
Other assets                                                                               2,260                    2,419
                                                                               ------------------        -----------------

TOTAL ASSETS                                                                            $120,979                 $113,961
                                                                               ------------------        -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable to banks                                                               $3,000                   $3,000
     Accounts payable                                                                      1,379                    2,507
     Other accrued liabilities                                                             6,839                   10,011
     Deferred contract revenue                                                            11,700                    3,666
     Current portion of long-term debt and capital leases                                    685                      723
                                                                               ------------------        -----------------
       Total current liabilities                                                          23,603                   19,907

Long-term debt and capital leases                                                         31,168                      349
Minority interests                                                                            --                       77
                                                                               ------------------        -----------------
       Total liabilities                                                                  54,771                   20,333
                                                                               ------------------        -----------------

Stockholders' equity:
     Preferred stock; $.001 par value; 20,000,000 shares
        authorized; issued and outstanding: 0 and 12,632,
        respectively (liquidation preference of $0 and                                        --                       --
        $12,000, respectively)
     Common stock; $.001 par value; 150,000,000 shares
       authorized; issued and outstanding: 37,865,668 and
       36,506,297, respectively                                                               38                       37
     Additional paid-in capital                                                          409,750                  404,456
     Treasury stock                                                                      (4,758)                  (2,991)
     Notes receivable from stockholders                                                     (13)                     (13)
     Unrealized gains (losses) on securities                                                 219                     (70)
     Accumulated deficit                                                               (339,028)                (307,791)
                                                                               ------------------        -----------------
       Total stockholders' equity                                                         66,208                   93,628
                                                                               ------------------        -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $120,979                 $113,961
                                                                               ------------------        -----------------


                                           See notes to consolidated financial statements.


                                                       SCIOS INC.
                                                    AND SUBSIDIARIES

                                         Consolidated Statements of Operations
                                           (In thousands, except share data)

                                                          Three months ended                   Nine months ended
                                                             September 30,                       September 30,
                                                         1997              1996              1997              1996
                                                    ---------------    -------------    ---------------    --------------
                                                               (Unaudited)                        (Unaudited)
Revenues:
      Product sales                                         $8,750          $11,705            $22,446           $28,793
      Co-promotion commissions                               1,381            2,204              4,500             4,490
      Research & development contracts                       2,445            2,641              4,841             6,543
                                                    ---------------    -------------    ---------------    --------------
                                                            12,576           16,550             31,787            39,826
                                                    ---------------    -------------    ---------------    --------------

Costs and expenses:
      Cost of goods sold                                     4,955            6,663             13,178            16,966
      Research and development                               8,261           11,129             32,200            28,914
      Marketing, general and administration                  4,941            5,106             15,289            13,996
      Profit distribution to third party                     1,057            1,668              2,520             3,585
                                                    ---------------    -------------    ---------------    --------------
                                                            19,214           24,566             63,187            63,461
                                                    ---------------    -------------    ---------------    --------------

Loss from operations                                        (6,638)          (8,016)           (31,400)          (23,635)

Other income:
      Investment income                                      1,043              730              2,970             2,799
      Interest expense                                        (638)              (2)            (1,522)             (309)
      Realized losses on securities                             --              (35)              (179)             (135)
      Other income (expense), net                              150             (269)               299                30
                                                    ---------------    -------------    ---------------    --------------
                                                               555              424              1,568             2,385

Equity in net gain (loss) of affiliates                       (346)           2,682             (1,482)            1,307
Minority interests                                              --               --                 77                --
                                                    ---------------    -------------    ---------------    --------------
      Net loss                                             ($6,429)         ($4,910)          ($31,237)         ($19,943)
                                                    ---------------    -------------    ---------------    --------------

      Net loss per common share                             ($0.18)          ($0.14)            ($0.87)           ($0.56)
                                                    ---------------    -------------    ---------------    --------------

      Weighted average number of
         common shares outstanding                      35,845,927       35,931,277         35,834,686        35,885,377
                                                    ---------------    -------------    ---------------    --------------



                                             See notes to consolidated financial statements.


                                                 SCIOS INC.
                                              AND SUBSIDIARIES

                                    Consolidated Statements of Cash Flows
                                               (In thousands)


                                                                                     Nine months ended
                                                                                       September 30,
                                                                                  1997                1996
                                                                               ------------        -----------
                                                                                        (Unaudited)
Cash flows from operating activities:
   Net loss                                                                       ($31,237)         ($19,943)
   Adjustments to reconcile net loss to net
   cash used by operating activities:
      Depreciation and amortization                                                  4,525             3,445
      Deferred contract revenue                                                      8,034            (1,986)
      Equity in net loss of affiliates                                               1,482            (1,307)
      Minority interests                                                               (77)               --
      Change in assets and liabilities:
        Accounts receivable                                                           (944)           (2,216)
        Accounts payable                                                            (1,128)           (1,785)
        Other accrued liabilities                                                   (1,897)              763
        Other                                                                          460              (335)
                                                                               ------------        -----------
             Net cash used by operating activities                                 (20,782)          (23,364)
                                                                               ------------        -----------

Cash flows from investing activities:
   Payments for property and equipment, net                                         (1,970)           (5,968)
   Sales/maturities of marketable securities                                       220,220           143,059
   Purchases of marketable securities                                             (217,506)         (112,331)
                                                                               ------------        -----------
             Net cash provided by investing activities                                 744            24,760
                                                                               ------------        -----------

Cash flows from financing activities:
   Purchase of treasury stock                                                       (1,767)           (1,602)
   Issuance of notes payable, net of capital lease payments                         29,523                --
   Other                                                                               250               (37)
                                                                               ------------        -----------
             Net cash provided (used) by financing activities                       28,006            (1,639)
                                                                               ------------        -----------

Net increase (decrease) in cash and cash equivalents                                 7,968              (243)
Cash and cash equivalents at beginning of period                                     1,587             2,847
                                                                               ------------        -----------
Cash and cash equivalents at end of period                                         $ 9,555           $ 2,604
                                                                               ------------        -----------

Supplemental cash flow data:
   Cash paid during the period for interest                                          $ 248             $ 309
Supplemental disclosure of non-cash investing
   and financing:
   Change in net unrealized gains losses on securities                               $ 289             $ 723
   Investment in affiliate                                                         $ 4,949           $ 4,708




                                           See notes to consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.       Basis of Presentation and Accounting Policies

                  The unaudited consolidated financial statements of Scios Inc. ("Scios" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at September 30, 1997 and the Company's results of operations for the three and nine-month periods ended September 30, 1997 and 1996. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

Operating Results

         The net loss for the quarter ended September 30, 1997 was $6.4 million compared to a net loss of $4.9 million in the corresponding quarter of 1996. For the nine-month periods ended September 30, 1997 and 1996, the net losses were $31.2 million and $19.9 million, respectively. For both the three and nine-month periods, the increase in net losses was primarily due to lower product sales and changes in the net gains and losses of affiliates.

         Total revenues for the three months ended September 30, 1997 were $12.6 million versus $16.6 million for the corresponding period in 1996. Product sales from psychiatric products under license from SmithKline Beecham Corporation (the "SB Products") declined to $8.8 million from $11.7 million for the three months ended September 30, 1997 and 1996, respectively. The decline in sales was the result of competition from new market entrants and generic alternatives to the SB Products.

         For the nine months ended September 30, 1997 and 1996, revenues were $31.8 million and $39.8 million, respectively. The year-to-year decrease resulted from a decline in product sales and research and development contract revenues. The decline in sales was the result of competition from new market entrants and generic alternatives to the SB Products. Contract revenues for the nine-month period decreased $1.7 million from 1996 to 1997 due to receipt of a one-time licensing payment in 1996 and the cessation of funding for Alzheimer's research under a contract that ended in December 1996.

     Total costs and expenses for the three months ended September 30, 1997 were $19.2 million versus $24.6 million for the same period in 1996. Spending for research and development decreased to $8.3 million in 1997 from $11.1 million in 1996 as a result of lower clinical trials costs due to suspension of the Company's Phase III trial for AURICULIN(R)anaritide and the successful completion of the Company's Phase III trials for NATRECTOR(R)BNP for the treatment of acute congestive heart failure. Expenses for marketing, general and administration decreased to $4.9 million in 1997 from $5.1 million in 1996. The third quarter decline in profit distribution to third parties and cost of goods from 1996 to 1997 was the result of lower SB Product sales.

         Total costs and expenses for the nine months ended September 30, 1997 were $63.2 million versus $63.5 million for the same period in 1996. Spending for research and development increased to $32.2 million in 1997 from $28.9 million in 1996 because of higher staffing levels and clinical trial costs. Expenses for marketing, general and administration increased to $15.3 million in 1997 from $14.0 million in 1996 because of higher staffing levels and an increase in depreciation expense. Profit distribution to third parties and cost of goods decreased from 1996 to 1997 because of lower SB Product sales.

         Other income increased to $0.6 million in the quarter ended September 30, 1997 from $0.4 million in the comparable quarter of 1996. For the nine-month periods ended September 30, 1997 and 1996, other income decreased to $1.6 million from $2.4 million. The decrease for the nine-month periods was principally due to an increase in interest expense associated with a loan from Genentech, Inc. ("Genentech") at the end of the first quarter of 1997. The decline in equity in the net loss of affiliates, for both the three and nine-month periods, was the result of the Company's affiliate, Guilford Pharmaceuticals Inc. ("Guilford"), reporting net losses in 1997 as opposed to net gains in 1996. The Company's percentage ownership of Guilford and corresponding share of gains or losses is approximately 7.8%.

         In September 1997, the Company announced positive Phase III clinical results from its pivotal efficacy study of NATRECTOR(R) BNP for the treatment of acute congestive heart failure. Based on the results of this study, the Company plans to file a New Drug Application ("NDA") with the Food and Drug Administration in the first half of 1998. The Company also completed enrollment in a separate 300 patient safety study, the results of which will be included in the NDA filing and presented at an appropriate scientific forum. The timing of the NDA filing will be dependent on factors such as the speed with which the Company can assemble extensive data from numerous areas into the format required for the NDA.

         The ability of the Company to achieve profitability depends principally on the Company's success in developing and commercializing its own products and on its ability to complete agreements with third parties that result in additional revenue. Among the factors that will determine the Company's success in commercializing its products are: the demonstrated safety and efficacy of products in development; the time taken to complete clinical trials and regulatory submissions; the timing and scope of regulatory approvals, particularly with respect to the Company's lead products, NATRECOR and
FIBLAST(R) trafermin; the Company's ability to secure a commercial scale cost-effective drug supply; the Company's success in developing and implementing cost-effective sales and marketing strategies; and the level of market acceptance, if products are approved, at product launch and over time. The Company's ability to raise additional revenue through third parties will be dependent on the factors described above, as well as other factors such as: its success in marketing and selling the SB Products, HALDOL(R) Decanoate, EFFEXOR(R) (venlafaxine HCl) and any additional third-party product rights which it may acquire; the disposition of various patent proceedings related to the protection of the Company's potential products; the perceived value of the Company's current product portfolio and research programs to outside parties; and the success of third parties, such as Kaken Pharmaceuticals Co., Ltd. in Japan and Wyeth-Ayerst Laboratories in the United States, in developing and commercializing the Company's products.

Liquidity and Capital Resources

         Combined cash, cash equivalents and marketable securities (both current and non-current) totaled $67.7 million at September 30, 1997, an increase of $5.5 million from December 31, 1996. The increase resulted from a $30 million loan from Genentech which was partially offset by $20.8 million used to fund operating activities, $2.0 million for the purchase of property and equipment and $1.8 million for the acquisition of treasury stock.

         The Company has experienced net operating losses since its inception and expects to continue to incur losses for at least the next two years. The Company's ability to achieve and sustain profitability, and therefore the rate of utilization of the Company's current financial resources, will depend upon a number of factors, including the success and timeliness of its product development efforts, clinical trials, regulatory approvals, and product introduction efforts, as well as the Company's election to either market its products on its own or in partnership with other companies who may fund a portion of product launch costs. Other contributing factors will be the Company's success in developing new revenue sources to support research and development programs and its success in marketing and promoting the SB Products, HALDOL, EFFEXOR and any other third-party products that may be licensed by the Company.

         The Company's cash, cash equivalents and marketable securities of $67.7 million at September 30, 1997, together with revenues from product sales, collaborative agreements, interest income, funding from existing or future debt arrangements and proceeds from the sale of equity holdings in affiliates will be used to fund continuing research and development programs, current and new clinical trials, commercialization efforts on behalf of future products and for other general purposes. The Company believes its cash resources will be sufficient to meet its operating and capital requirements for at least the next two years. Key factors which will affect future cash use and the timing of the Company's need to seek additional financing include the success of the Company's partnering efforts and the timing and amounts realized from licensing and partnering activities, the rate of spending required to develop and commercialize the Company's products, the Company's ability to respond to changing business conditions and the net contribution obtained from the Company's marketing efforts for third parties.

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

(a)      Exhibits

         11       Computation of Net Loss Per Share

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SCIOS INC.

                                     /s/ Richard L. Casey
November 13, 1997                    By:_____________________________________
Date                                     Richard L. Casey
                                         Chairman and Chief Executive Officer



                                     /s/ David Southern
November 13, 1997                    By:_____________________________________
Date                                     David Southern
                                         Controller (Chief Accounting Officer)