Form 10-K405
period 1997-12-31
SCIOS INC
filed 1998-03-27
CIK 726512

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ==============
                                    FORM 10-K
(Mark One)
 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997
                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____ to _____

                         Commission File Number 0-11749
                           --------------------------
                                   SCIOS INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                          95-3701481
         -----------------                                   ----------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                      Identification No.)

           2450 Bayshore Parkway, Mountain View, California 94043-1173
           -----------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (650) 966-1550

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                    Class D Warrants to purchase Common Stock
                            Contingent Payment Rights
                          Common Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO
                                        ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

The approximate aggregate market value of voting stock held by nonaffiliates of the registrant as of March 16, 1998 was $411,856,747.

As of March 16, 1998, 37,655,474 shares of the registrant's Common Stock were outstanding (net of Treasury Shares).

                       DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                        Form 10-K Part
---------                                                        --------------
Definitive Proxy Statement with respect to                            III
the 1998 Annual Meeting of Stockholders

================================================================================

                                     PART I

Item 1.  BUSINESS

Overview

    Scios Inc. ("Scios" or the "Company") is a biopharmaceutical company engaged in the discovery, development, manufacture and commercialization of novel human therapeutics based upon its capabilities in both protein-based and small-molecule drug discovery and development. Scios has two major clinical development programs. NATRECOR(R) nesiritide citrate has completed Phase III clinical studies for the treatment of acute congestive heart failure. An NDA is expected to be filed with the U.S. Food and Drug Administration in the first half of 1998. FIBLAST(R) trafermin is in Phase II/III clinical trials for stroke and in Phase II clinical trials for other vascular indications.

    The Company focuses its proprietary research and development efforts primarily in the areas of cardiorenal disorders and Alzheimer's disease. Scios has capabilities in molecular and cell biology, protein and medicinal chemistry, molecular modeling, pharmacology, and the bioprocessing sciences, and has the tools to undertake the rational design of small molecules based on knowledge of molecular targets. The Company has research and development collaborations with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation, Eli Lilly and Company, The DuPont Merck Pharmaceutical Company, Kaken Pharmaceutical Co., Ltd., and Novo Nordisk A/S. More detail is provided below in "Business -- Products in Development."

    In September 1997, the Company announced positive Phase III clinical results from its pivotal efficacy study of NATRECOR(R) for the treatment of acute congestive heart failure (CHF). In January, 1998, the Company announced the successful conclusion of another clinical trial focused on the safety of NATRECOR(R). In the next several months, the Company will file with the United States Food and Drug Administration ("FDA") a New Drug Application ("NDA") seeking approval to market NATRECOR(R) in the United States. The Company expects to form a commercial partnership to market NATRECOR(R) with a multinational pharmaceutical company.

    Scios' collaborators on FIBLAST(R) are Kaken Pharmaceutical Co., Ltd. ("Kaken") of Japan, and the Wyeth-Ayerst Laboratories division of American Home Products Corporation ("Wyeth-Ayerst"). In June 1996, Kaken filed an NDA seeking approval to market FIBLAST(R) in Japan as a treatment for recalcitrant wounds. In October 1996, Wyeth-Ayerst began working with Scios on the use of FIBLAST(R) in the treatment of stroke and vascular disorders. During 1997, Wyeth-Ayerst and Scios initiated two Phase II/III clinical trials in which FIBLAST(R) will be evaluated in an aggregate of 1,800 patients for the treatment of stroke. In
April 1997, the Company announced the suspension of the development of AURICULIN(R) anaritide based on the results of an interim analysis of data from a 250-patient Phase III study on oliguric acute renal failure. The study was suspended due to the low probability that a positive outcome could be obtained with respect to its primary clinical endpoint, dialysis free survival.
AURICULIN(R) was under development in collaboration with Genentech, Inc. Suspension of this development program, despite indications of success in earlier trials, demonstrates the challenges and risks inherent in the Company's business of pharmaceutical development.

    The Company also has a profitable marketing and sales organization selling third-party products that generate cash to help fund continued development of the Company's proprietary products. This flex-time sales force markets a line of psychiatric products. This includes four products that are sold under a license from SmithKline Beecham Corporation: ESKALITH(R), ESKALITH CR(R) (lithium), THORAZINE(R) (chlorpromazine), STELAZINE(R) (trifluoperazine) and PARNATE(R) (tranylcypromine). In addition, in 1997 the Scios sales force marketed HALDOL(R) Decanoate (haloperidol) for Ortho-McNeil Pharmaceutical, an affiliate of Johnson & Johnson, and EFFEXOR(R) (venlafaxine HCl), which was co-promoted with Wyeth-Ayerst. See "Business -- Marketing and Sales."

    Prior to approval of its first product, Scios' financial strategy involves careful management of cash while investing in its product pipeline, and generating cash flow from its commercial operations and corporate partnerships supporting specific products under development. Certain of the Company's product candidates have been licensed to corporate partners for development or are being developed by Scios with funding from corporate partners. Under its arrangements with corporate partners, Scios typically receives research and development funding, payments for clinical supplies and/or milestone payments for achieving scientific and clinical benchmarks. Generally, the Company is also entitled to royalties on commercial sales of products by its partner or will share in profits in countries where Scios is co-marketing the product with its partner. In some cases, Scios may receive all or part of its compensation in the form of payments for the supply of the product.

    Scios is seeking to reach profitability in the next several years through development of certain products, collaborations with corporate partners on other products and the expansion of its marketing and sales capability. Until the suspension of the development of AURICULIN(R), the Company had expected to achieve profitability in 1998 based on development milestone payments related to that product which the Company expected to receive from Genentech Inc. As these events demonstrate, the Company's goal for achieving profitability, as well as other statements in this Annual Report on Form 10-K concerning matters like the results and timing of product development, future revenues, operations and expenditures, regulatory approval and market introduction of the Company's products are "forward-looking statements" which are subject to change. Each statement is based on current expectations of the Company when the statement is made and is subject to the risks and uncertainties inherent in the Company's business. In accordance with the Private Securities Litigation Reform Act of 1995 ("PSLRA-95"), the Company reminds investors that all such "forward-looking statements" are necessarily only estimates of future results and that the actual results achieved by the Company may differ materially from these projections due to a number of factors, including: (1) the demonstration of the safety and efficacy of its products at each stage of clinical development; (2) timely regulatory approval and patent and other proprietary rights protection for the Company's products; (3) the actions of third parties, including collaborators, licensees, manufacturing partners, and competitors; (4) market acceptance of the Company's products; (5) the ability to manufacture product candidates in commercial quantities at reasonable cost and in a manner acceptable to various regulatory authorities; and (6) the accuracy of the Company's information concerning the products and resources of competitors and potential competitors. Factors creating uncertainty are discussed in more detail in individual sections of this Annual Report on Form 10-K. In particular see "Business-Product Development Activities and Risks" below and the "Outlook and Risks" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company was incorporated in California in 1981 under the name California Biotechnology Inc. and reincorporated in Delaware in 1988. The Company changed its name to Scios Inc. in February 1992, to Scios Nova Inc. in September 1992 following acquisition of Nova Pharmaceuticals, Inc., and returned to using the name Scios Inc. in March 1996. The principal executive offices of the Company are located at 2450 Bayshore Parkway, Mountain View, California 94043. The telephone number at that location is (650) 966-1550.

Product Development Activity Table
----------------------------------

    The following table summarizes certain information concerning Scios' principal products under development. The information in the table is qualified in its entirety by reference to the more detailed information concerning the Company's products that is set forth elsewhere in this report:

                                                        Potential Applications              Developer/Corporate
Product                     Status                      Indications                         Partner (Territory)
-------                     ------                      -----------                         ------------------
NATRECOR(R)(nesiritide      Phase III complete          Acute congestive heart failure      Under negotiation
citrate)                    NDA Filing Spring 1998
NATRECOR(R)(nesiritide      Phase II                    Post operative hypertension                     --
citrate)
FIBLAST(R)trafermin         NDA submitted (Japan)       Recalcitrant dermal wounds          Kaken Pharmaceutical Co., Ltd.
FIBLAST(R)trafermin         Phase II/III                Stroke                              Wyeth-Ayerst Laboratories
FIBLAST(R)trafermin         Phase II                    Peripheral vascular disease         Wyeth-Ayerst Laboratories
FIBLAST(R)trafermin         Phase II                    Coronary artery disease             Wyeth-Ayerst Laboratories
VEGF121                     Phase I                     Cardiovascular disease: gene        GenVec,Inc.
                                                        therapy
VEGF121                     Preclinical                 Cardiovascular disease:  protein                --
                                                        therapy
BNP diagnostic assay        Marketed (Japan & Europe)   Heart failure diagnosis/monitoring  Shionogi Pharmaceutical Co., Ltd.
BNP diagnostic assay        Development                 Heart failure diagnosis/monitoring  Abbott Laboratories
                                                                                            Biosite Diagnostics
Serine protease             Development                 Cardiopulmonary Bypass                          --
inhibitors
INSULINOTROPIN              Preclinical                 Type 2 diabetes                     Novo Nordisk A/S
Secreted protein therapies  Research                    Cardiovascular disorders                        --
Kinase inhibitors           Research                    Cardiovascular disorders                        --
Beta-amyloid modulators     Research                    Alzheimer's disease                 Eli Lilly and Company
                                                                                            The DuPont Merck Pharmaceutical
                                                                                            Company

--------------------
* "Research"  denotes  discovery  research and initial  bench scale  production.
"Preclinical" denotes studies in animal models necessary to support an application to the FDA and foreign health registration authorities to commence clinical testing in humans. Clinical trials for pharmaceutical products are conducted in three phases. In Phase I, studies are conducted to determine safety. In Phase II, studies are conducted to gain additional safety information, as well as preliminary evidence as to the efficacy and appropriate doses of the product. In Phase III, studies are conducted to provide sufficient data for the statistical proof of safety and efficacy, including dosing regimen. Phase III is the final stage of such clinical studies prior to the submission of an application for approval of a new drug or licensure of a biological product. "NDA filed" means an application for commercial sale of a new drug has been filed in the indicated country seeking approval to market the product in that country for the covered indication.

Product Development Activities and Risks
----------------------------------------

    Scios currently focuses its product research and development efforts on proprietary novel therapeutics, principally in the areas of cardiorenal disorders and Alzheimer's disease. The Company's success will depend on its ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive products on a timely basis. As described in "Business -- Products In Development," Scios' products are at various stages of research and development, and in most cases further development and testing will be required to determine their technical feasibility and commercial viability. The Company cautions investors that its business is subject to significant risks and uncertainties. In particular, the proposed development schedules for the Company's products may be affected by a wide variety of factors, including technological difficulties, proprietary technology and rights developed by others, reliance on third parties to perform certain activities or provide certain resources, and changes in governmental regulation. Many of these factors will not be within the control of Scios. As a result, there can be no assurance that any of the products described in this
Item 1 or resulting from Scios' research programs will be successfully developed, prove to be safe and effective, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed.

    In developing pharmaceutical products, the Company faces critical challenges in at least three broad areas: the discovery of novel compounds that are worth developing; the successful clinical testing in humans of candidate compounds that the Company and its collaborators deem worthy of development; and competition in many forms and areas. The discovery process in pharmaceutical development often involves doing or understanding what has not previously been done or understood, while working in biological systems that are not always predictable or predictive. Pharmaceutical drug discovery is an inherently challenging and risky undertaking in which numerous factors come into play in determining success or failure. Some of the key factors include the ability to identify appropriate targets and models to use in understanding complex disease processes, to comprehensively screen many compounds under consistent conditions in order to identify those which show promise, to build on insights gained from numerous and frequently imperfect data points in selecting the compounds most likely to treat the target disease, even though the target disease itself is not completely understood (both as to what causes that disease and how the disease manifests itself), and to avoid being misled by false indicators. These efforts all take place in increasingly competitive environments in which many companies are often simultaneously trying to apply their resources and insights to the same targets and challenges. How well a particular company marshals its resources to attack an issue will often determine its success. Because it is impractical, if not impossible, for any company to do everything imaginable to acquire sufficient knowledge to assure success in meeting these challenges, intuition, untested assumptions and luck can sometimes play a significant role in determining a particular company's success in pharmaceutical discovery and development.

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

    In clinical testing of compounds selected for development, the Company faces challenges in several areas. In the clinical trial initiation phase, these factors include creating a sound study design that will, as effectively and efficiently as possible, reveal the safety and efficacy of a particular compound and then finding appropriate clinical investigators who can identify and recruit patients and follow the clinical protocol. Each clinical trial itself contains the risk that a compound will not produce positive clinical results in the specific subjects included in that study population or that it will produce ambiguous or mixed results in which the benefits of the compound do not clearly enough outweigh any adverse side effects, or that judgments will have been incorrect about how large the study population needed to be to demonstrate the effects of the compound. Uncertainty as to the outcome is inherent in every clinical trial, even when a previous clinical study has produced a favorable result. This was demonstrated in the Company's experience with AURICULIN(R). See "Business -- Additional Products" below.

    When clinical trials for a compound are completed, a vast quantity of data on a wide range of topics must be assembled in a manner that will give regulatory authorities the basis, following intense review by the FDA and comparable regulators in other countries, to decide whether or not to approve the product for marketing. Inherent in the regulatory review process is the risk that the particular regulatory agency will not find sufficiently reliable the methods that the company selected or that such agency will place different weight on various factors and results than the developing company did. In addition, when another company's product is already on the market to treat the target indication, the company developing a new drug for the same indication faces additional challenges, which may include demonstrating that the new product has superior properties or economic benefit. Because the regulators in various countries operate under different regulatory systems and approaches, the decisions and requirements with respect to the clinical testing of a compound may vary from one country to another. These issues and a company's inability to address them adequately may lead the regulatory authority to put limits on how or for what indication a compound may be marketed, which directly affects a product's commercial success. Failure to deal with these factors to the satisfaction of the regulatory authority can also lead to the denial or delay of approval to market a product.

    The Company plans to continue the development of selected products primarily under the sponsorship of corporate partners. The Company's alliances with Eli Lilly and Company and The DuPont Merck Pharmaceutical Company in the Alzheimer's field and with Kaken and Wyeth-Ayerst on FIBLAST(R) are examples. Continued funding and participation by the Company's corporate partners under joint development or licensing agreements will depend not only on the timely achievement of research and development objectives by the Company, which cannot be assured, but also on each corporate partner's own financial, competitive, marketing and strategic considerations and overall attitude towards engaging in outside collaborations. Under several of its joint development or license agreements, Scios relies on its corporate partners to conduct all or a portion of preclinical and clinical trials, to obtain regulatory approvals, and to manufacture and market products. Although the Company believes that its corporate partners will have an economic incentive to meet their contractual responsibilities, the amount and timing of resources devoted to these activities generally will be controlled by the corporate partner. The wave of mergers among the established pharmaceutical companies over the last few years and the downsizing and shift in research strategy that often follows these mergers have underscored the fact that corporate partners can change their strategy, and may sometimes drop entirely the collaborations they or their predecessor have had with other companies.

    All of these factors combine to make drug development extremely risky, challenging and competitive. At the same time, these factors contribute to the significant rewards and satisfaction that can accrue to the personnel and stockholders of a company that successfully overcomes the challenges of drug discovery and development and succeeds in creating and marketing a new pharmaceutical agent.

Products in Development
-----------------------

    NATRECOR(R) BNP. In September, 1997, Scios announced positive Phase III clinical results from its pivotal efficacy study of NATRECOR(R) BNP for the treatment of acute congestive heart failure (CHF). Acute CHF affects approximately one million people annually in the United States. In the study, NATRECOR(R) produced improvements in patients' symptoms and two important measures of heart function: pulmonary capillary wedge pressure (PCWP) and cardiac index. The Company plans to file an NDA (New Drug Application) with the Food and Drug Administration (FDA) in the first half of 1998 seeking approval in the United States for the use of NATRECOR(R) for the short-term treatment of CHF.

     The randomized, double-blind, placebo-controlled study completed in September, 1997 was designed to demonstrate the efficacy of NATRECOR(R) as a therapy for the short-term treatment of CHF. One hundred and twenty-seven patients with acutely decompensated CHF requiring hospitalization were enrolled in the study. Patients received an infusion of either NATRECOR(R) (0.015 or 0.03(mu)g/kg/min) or placebo. The primary endpoint of the study was a reduction in PCWP. Secondary endpoints included cardiac index and symptom improvement. With respect to the primary endpoint, the analysis indicates that NATRECOR(R) reduced PCWP by 20% (p=0.003) and 31% (p value is less than 0.001) in the 0.015 and 0.03(mu)g/kg/min dose groups, respectively, compared to placebo. Symptom score and cardiac index also improved compared to placebo at a statistically significant level.

    The Company is seeking a commercial partner for NATRECOR(R). The Company expects to grant its partner marketing rights on a global basis, subject to the option of Scios to co-promote NATRECOR(R) in the United States under certain circumstances. Scios also intends to retain the right to manufacture and supply NATRECOR(R) for global sales. Discussions are currently underway with candidate partners. For a discussion of certain rights in NATRECOR(R) related to its use in another indication, see "Business -- Additional Projects -- AURICULIN(R) anaritide." A number of pharmaceutical products are already marketed for the treatment of acute CHF. Hence, the Company and any partner will need to demonstrate positive clinical benefits and an ability to continue to produce NATRECOR(R) cost-effectively in order to successfully introduce NATRECOR(R) into this competitive market.

    This discussion of NATRECOR(R) includes forward-looking statements within the meaning of the PSLRA-95, which are based on current information. Many factors could influence the success of the Company's strategy for commercializing NATRECOR(R) and the commercial success of the product, principally including the reaction of various regulatory agencies, including the FDA, to the data Scios has developed concerning the degree of efficacy and safety of NATRECOR(R), the scope of any approval such agencies may grant for the product, and Scios' success in selecting, negotiating an agreement with, and then working with a partner to successfully exploit the opportunity. See "Business -- Product Development Activities and Risks" for a further discussion of factors that can impact the Company's commercialization of its products, including NATRECOR(R).

    The Company believes that it was the first to discover human b-type natriuretic peptide ("BNP"), whose gene it cloned in 1988 as a part of its program in natural human peptides that improve heart and kidney function. BNP is made in the heart, and preclinical studies at the Company and elsewhere suggest that BNP has the biological effects of increasing the elimination of salt and water from the body, dilating blood vessels, and decreasing the secretion of other hormones which lead to blood vessel constriction and elevated blood pressure. The Company holds issued United States and European patents covering human BNP, which currently expire in mid-May 2009. These patents issued to Scios are subject to possible extension due to time taken up in the regulatory approval process. In addition, all issued patents are subject to the risk that they may be challenged by another entity which may result in a court invalidating or limiting the patent. See "Business -- Patents and Proprietary Rights."

    FIBLAST(R) trafermin. FIBLAST(R) trafermin is Scios' form of human basic fibroblast growth factor, an agent that has been shown to promote angiogenesis (the growth of new blood vessels), to directly stimulate the growth of connective tissue, and to possess certain neuroprotective properties, the mechanisms of which are not yet fully understood. As described below, Scios is working with two key partners on the development of FIBLAST(R) for a variety of indications.

    Since 1988, Scios has worked with Kaken Pharmaceutical Co., Ltd. ("Kaken"), the Company's corporate partner for FIBLAST(R) in Japan. Pursuant to a 1988 agreement, Kaken has exclusive rights to develop and market FIBLAST(R) for all indications in Japan, Korea, Taiwan, Hong Kong and the People's Republic of China. Scios receives research and development support payments, is entitled to receive additional payments as regulatory milestones are met, and will receive royalties on any sales of FIBLAST(R) products by Kaken. In 1994, the Company and Kaken signed a series of agreements expanding the 1988 agreement. Under the 1994 agreements, Scios will manufacture FIBLAST(R) for the next several years for use by Kaken. The agreements also establish a collaboration on manufacturing process development between the companies and provide Kaken with a license to Scios' manufacturing technology for FIBLAST(R). It is intended that at some point Kaken will be able to manufacture FIBLAST(R) for its own use. However, the timing for Kaken to assume this responsibility has not been determined. Under the 1994 agreements, Kaken will make payments to Scios for the supply of material, the process development collaboration, and the license to FIBLAST(R) know-how, patents and manufacturing technology.

    Kaken conducted two Phase III trials in Japan for evaluation of FIBLAST(R) in recalcitrant wounds. Based on the results of these studies, in June 1996 Kaken filed an NDA in Japan for this indication. Before it may begin to market FIBLAST(R) in Japan, Kaken must obtain approvals from the Japanese authorities with respect to the NDA for FIBLAST(R) in the target indication and also for product pricing in Japan. Obtaining these approvals is a complex process involving a thorough review of the comprehensive set of data that Kaken is required to submit. Approval for Kaken to market the product in Japan will require that the Japanese authorities reach the conclusion that such data demonstrate to the regulators' satisfaction that FIBLAST(R) is safe and effective in the treatment of recalcitrant wounds, and that processes and facilities used by Scios for manufacturing the bulk drug substance used in FIBLAST(R) are satisfactory. Although Japanese regulators will apply Japanese standards and practices in reviewing Kaken's NDA seeking approval to market FIBLAST(R), Kaken faces many of the same challenges and factors that are discussed in "Business -- Product Development Activities and Risks."

    Following the Company's completion in 1993 of Phase II clinical trials of FIBLAST(R) in the United States for the treatment of recalcitrant wounds (pressure sores and venous statis ulcers), the Company determined not to fund additional clinical studies of FIBLAST(R) for chronic illnesses, except under sponsorship of a corporate partner. This decision was driven by the cost of the extensive clinical trial program expected to be required for approval of such a product in the United States. To date, the Company has not entered into such a partnership for the development of FIBLAST(R) in the United States for the treatment of recalcitrant wounds.

    In 1996, Scios signed a Collaboration Agreement with the Wyeth-Ayerst Laboratories division of American Home Products Corporation ("Wyeth-Ayerst") creating a joint development and commercialization program to examine the use of FIBLAST(R) in the treatment of stroke and cardiovascular disorders. Under the terms of the agreement, Wyeth-Ayerst and Scios are collaborating in the development and commercialization of FIBLAST(R) in North America, where the companies will share development costs and profits. Scios has granted Wyeth-Ayerst exclusive marketing rights outside of North America and the Pacific Rim countries licensed to Kaken. Scios will receive royalties on sales outside of North America and payments for bulk drug supply worldwide. In 1996, Wyeth-Ayerst made a $12 million upfront payment to Scios in cash and will also pay Scios up to $32 million in milestone payments upon achievement of key future development events. In addition, Wyeth-Ayerst has provided a $12 million line of credit that Scios may draw upon from time to time through December 2004 to fund expansion of its manufacturing facility for FIBLAST(R).

    In extensive preclinical studies, FIBLAST(R) has been shown to protect neurons from damaging effects associated with stroke, including oxygen and glucose deprivation, and glutamate release. FIBLAST(R) has demonstrated a reduction of neuronal death in both permanent occlusion and reperfusion animal models of stroke. Early in 1996, Scios began a Phase I/II study of FIBLAST(R) for the treatment of stroke. This study was concluded in 1997, ultimately enrolling 66 patients and further demonstrating the safety of FIBLAST(R) after systemic administration. In 1997, Wyeth-Ayerst assumed the responsibility of lead development party for FIBLAST(R) in stroke. In October, 1997, the Company and Wyeth-Ayerst announced the initiation of two 900-patient Phase II/III clinical trials of FIBLAST(R) in stroke. These studies are being conducted principally in the United States and Europe.

    Scios  has  also  demonstrated  in  preclinical   studies   FIBLAST(R)'s
potential to increase blood flow to peripheral blood vessels and reduce the complications of peripheral vascular disease ("PVD") through angiogenesis, or the growth of new blood vessels. Scios is the lead development party for FIBLAST(R) in PVD and a Phase II clinical trial has recently been initiated. In a clinical study in collaboration with researchers at the National Institutes of Health, Scios and Wyeth-Ayerst are exploring the potential of FIBLAST(R) to increase blood flow to the heart in patients with advanced coronary artery disease. The purpose of this study is to explore the possibility or reducing the need for bypass surgery through the patient's growth of new blood vessels to supply the heart.

    Scios has also granted llicenses under its FIBLAST(R) patents and technology to companies working to develop products in other areas. These include a non-exclusive license to Orquest, Inc., a company developing products for the treat-ment of bone fractures, and a license to Prizm Pharmaceuticals, Inc., a company using bFGF for the trageted delivery of other pharmaceutical agents. Scios is supplying Orquest with FIBLAST(R) for incorporation into Orquest's product.

    Scios is obligated to make payments to Organon International ("Organon") based on amounts received by Scios upon commercialization of FIBLAST(R). Approximately $731,000 remains to be paid under the obligation, which stems from the Company's 1989 reacquisition of certain FIBLAST(R) rights previously licensed to Organon. The basic research on FIBLAST(R) was funded by Biotechnology Research Partners, Ltd. See Note 11 of Notes to Consolidated Financial Statements. See also "Business -- Patents and Proprietary Rights" for a discussion of FIBLAST(R) patent issues.

    Discovery Research. The Company also has conducted discovery research, both on its own and in collaboration with other companies, to identify other agents for development or new applications for agents under development by the Company for other indications. The current focus of Scios' research effort is on the discovery of agents for cardiorenal applications and on agents to prevent or delay the onset of Alzheimer's disease.

    Cardiorenal Disease.

    Vascular Endothelial Growth Factor. Scios is conducting pre-clinical studies of the 121 amino acid form of VEGF (VEGF-121), another potent angiogenic substance. The company has shown that VEGF-121 is effective in an animal model of peripheral vascular disease following several different modes of administration. Scios also intends to explore the possible use of VEGF-121 in coronary artery disease. The Company has granted a license to GenVec Inc. for the use of the gene encoding VEGF-121 in gene therapy paradigms. GenVec recently entered phase I clinical testing of VEGF-121 gene therapy in the US in collaboration with Parke-Davis. Scios has been awarded US and European patents covering VEGF-121. Other companies hold patents on competing forms of VEGF.

    Serine Protease Inhibitors. Scios has designed novel variants of a polypeptide Kunitz-type serine protease inhibitor and has filed patents on these compounds. A series of these compounds inhibit key enzymes involved in inflammatory and coagulation disorders. Scios is currently conducting pre-clinical testing of these compounds in animal models associated with excessive inflammation as a prelude to possible clinical development.

    Cardiac Disease Genomics. The Company is conducting research to discover novel genes that are functionally relevant to cardiac diseases. The Company has assembled a series of technologies to assist in the identification of new therapeutic factors and targets for drug discovery. The Company is working with Synteni, a subsidiary of Incyte Pharmaceuticals, Inc., to analyze the expression of cardiac genes on DNA chips. Scios is also a member of the DiscoverEase(TM) program, which has been developed by Genetics Institute, Inc. to define the function of novel secreted proteins.

    Alzheimer's Disease. For over 10 years, the Company has conducted research to develop new therapies for Alzheimer's disease primarily based on the investigation of the B-amyloid precursor protein. During this time, the Company has collaborated with a variety of pharmaceutical company partners. In 1997, Scios formed separate research collaborations with Eli Lilly and Company and with The DuPont Merck Pharmaceutical Corporation. Each of these collaborations provides funding to Scios for the research it conducts, potential milestone payments to Scios by the partner if certain events are achieved and the right of the partner to commercialize resulting products subject to royalty payments to Scios.

    Previously, Scios had a research alliance with Marion Merrell Dow, Inc. ("MMD") which merged with Hoechst Roussel in 1995 to form Hoechst Marion Roussel, Inc. ("HMR"). HMR terminated the collaboration in 1996, and in early 1997, the parties clarified certain issues concerning the rights of each party to use the technology developed in the program. Among other terms, the resolution included certain payments by HMR to Scios. HMR's decision to terminate its collaboration with the Company represents an example of how a change in the priorities of a corporate sponsor, such as HMR, can impact Scios. This risk is discussed in the section "Business -- Product Development Activity and Risks."

Additional Projects
-------------------

    The Company has from time to time pursued product development activities outside of the focus areas described above, some of which programs are discussed below. In the past, Scios divested or otherwise leveraged certain technologies that were not central to its long-term business strategy and may continue to do so in the future. Some of these programs are discussed below.

    Insulinotropin. The Company initially developed insulinotropin under a collaboration begun with Pfizer Inc. ("Pfizer") in 1988. After several years, Pfizer assumed responsibility for clinical development. As part of that effort, Pfizer initiated a collaboration with Novo Nordisk A/S of Denmark, a world leader in insulin and diabetes care products. In 1996, Pfizer elected to terminate its license from Scios on insulinotropin. Following a three month review of the product, Novo Nordisk acquired an exclusive license from Scios under a new agreement providing for Scios to receive from Novo Nordisk an upfront payment, potential milestone payments based on time and events, and royalties on product sales. Novo Nordisk is now responsible for development activities for insulinotropin. Insulinotropin appears to be a potent peptide that stimulates insulin release when blood sugar levels are above normal. Type II diabetics do not release enough insulin from the pancreas when blood glucose levels rise in response to eating a meal and they become progressively more resistant to insulin action in stimulating glucose uptake by muscle and fat tissue. Insulinotropin controls blood glucose levels in Type II diabetics by stimulating insulin release and perhaps by overcoming insulin resistance. Present therapies for Type II diabetics include insulin injections and oral hypoglycemic agents, which can induce dangerously low blood sugar levels. If insulinotropin stimulates insulin release only when blood sugar levels are above normal, it may have a lower risk of this serious side effect. The Company holds an exclusive license to patent applications covering insulinotropin and certain analogs held by Massachusetts General Hospital, which rights were licensed to Novo Nordisk.

    BNP Diagnostic. Third-party researchers have determined that the level of circulating brain natriuretic peptide (BNP) may be a good basis for a diagnostic to identify and track patients suffering from congestive heart failure. Scios has licensed to Shionogi and Co., Ltd. ("Shionogi") the right under the Company's patent position on BNP to develop diagnostic products in Japan in exchange for royalties on product sales. Shionogi began selling its BNP diagnostic in Japan in 1996. In 1997, Scios granted Shionogi the right to sell its radioimmunoassay (RIA)-BNP diagnostics in Europe. Scios has also granted Abbott Laboratories and Biosite Diagnostics Incorporated the nonexclusive rights under the Company's BNP patents to develop BNP diagnostics in the United States, and the Company is now seeking to enter one more license agreement to commercialize the diagnostic application of its BNP patent rights in additional territories.

    CNS Disorders; Guilford Pharmaceuticals. In June 1994, Guilford Pharmaceuticals Inc. ("Guilford"), at that time a majority-owned subsidiary of the Company, completed an initial public offering of $15 million of common stock to pursue the development of pharmaceutical products for the treatment of diseases of the central nervous system ("CNS"). Following subsequent equity offerings by Guilford and Scios' sale of a portion of its holdings, Scios' ownership interest in Guilford is currently approximately 7%. Scios had previously transferred to Guilford certain neuroscience technology, and had licensed to Guilford the GLIADEL(R) implant project and related drug delivery technology described below for application in the treatment of tumors of the central nervous system and cerebral edema ("Guilford Field"). The most advanced Guilford product is GLIADEL(R), which was approved for marketing in the United States in 1996.

    Drug Delivery Systems. Prior to Scios' acquisition of Nova in 1992, Nova had been developing certain drug delivery systems. Its two most advanced projects were the GLIADEL(R) implant to treat primary brain cancer and the SEPTACIN(R) implant for the treatment of osteomyelitis, a serious bone infection. These projects were developed pursuant to a license agreement with the Massachusetts Institute of Technology ("MIT") relating to MIT's BIODEL(R) drug delivery technology. As noted above, the Company licensed a portion of the drug delivery technology, including GLIADEL(R), to Guilford. In 1994, the Company licensed to another third party the drug delivery technology, including SEPTACIN(R), for all uses outside the Guilford Field. Scios thereafter assigned its BIODEL(R) license rights back to MIT, which will administer these licenses. The Company and MIT will receive royalty and milestone payments under the license agreements with Guilford and the other licensee as products are developed. The licensees are also obligated to meet certain diligence standards in pursuing development of their respective product candidates. The GLIADEL(R) and SEPTACIN(R) projects were undertaken by the Company on behalf of Nova Technology Limited Partnership, the limited partnership that funded Nova's research and development on these projects. See Note 11 of Notes to Consolidated Financial Statements for a description of the Company's payment obligations to former limited partners.

    AURICULIN(R) anaritide. AURICULIN(R) is a synthetic version of a human hormone, atrial natriuretic peptide ("ANP"), which is produced in the heart and has a range of biological activities known to be important in kidney and heart function, including increasing the elimination of water and salt from the body. ANP improves kidney function by increasing blood flow into the filtration units of the kidney and restricting blood outflow. On December 30, 1994, the Company entered into a Collaboration Agreement (the "Collaboration Agreement") with Genentech, Inc. ("Genentech") relating to the joint development and commercialization of AURICULIN(R) for use in the treatment of acute rental failure ("ARF"). In 1997, Scios and Genentech suspended development of AURICULIN(R) in ARF. Under the Collaboration Agreement, the Company bore the development costs of AURICULIN(R) and Genentech will have certain options described below because the Company will not file a NDA for AURICULIN(R) by December 31, 1998. These options include (i) electing to bring NATRECOR(R) or another natriuretic peptide product under development by Scios into the Collaboration Agreement for use in the treatment of ARF or (ii) terminating the Collaboration Agreement. This option could limit the Company's ability to enter into collaborative arrangements on NATRECOR(R) or any other natriuretic peptide product until the expiration of such deadlines. If Genentech were to elect to bring a product into the Collaboration Agreement in place of AURICULIN(R), the milestone payments due with respect to such product would be reduced by one-half from the payments that would have been due upon the successful commercialization of AURICULIN(R).

    Concurrent with the signing of the Collaboration  Agreement,  Genentech made
(i) a $20 million equity investment in Scios by purchasing a new class of nonvoting preferred stock, all of which has now converted to outstanding common stock, and (ii) a $30 million loan commitment, which the Company drew down in 1997. See Note 3 of Notes to Consolidated Financial Statements.

Marketing and Sales
-------------------

    Once they have been approved for marketing, the Company ultimately intends to promote certain of its proprietary products in the United States through its own sales force for some or all approved indications. This could be done by the Company alone or jointly with its commercial partner for any such product. Presently, Scios generates revenues by marketing products that were developed by others.

    Third-Party Products. The Company has a sales force of approximately 90 representatives who are employed exclusively by the Company and work on a part-time basis marketing psychiatric products. The Company currently markets in the United States four psychiatric products under license from SmithKline Beecham Corporation ("SB") and co-promotes two other products: HALDOL(R) Decanoate (haloperidol), a depot injection product to treat schizophrenia that is distributed by Ortho-McNeil Pharmaceutical ("Ortho-McNeil"), an affiliate of Johnson & Johnson, and EFFEXOR(R) (venlafaxine HCl), an antidepressant that is marketed by Wyeth-Ayerst. Since 1993, the Company has jointly promoted HALDOL(R) with Ortho-McNeil for the treatment of schizophrenia. Under the agreement, the Company receives quarterly payments based on total sales of the product. Ortho-McNeil manufactures and distributes HALDOL(R), and generally indemnifies Scios against product liability claims. The agreement with Ortho-McNeil is expected to end in 1998. In 1996, Scios and Wyeth-Ayerst entered into an agreement regarding Scios' promotion of EFFEXOR(R) to selected psychiatrists in the United States. Under the agreement with Wyeth-Ayerst, Scios is compensated based on increases in prescriptions written by the psychiatrists to whom Scios promotes. Wyeth-Ayerst manufactures and distributes EFFEXOR(R), and generally indemnifies Scios against product liability claims.

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

    HALDOL(R), EFFEXOR(R) and the SB Products all face competition which is likely to become greater over time. For the SB Products, unit volume for certain products has been eroding and can be expected to continue to erode due to competition from generic products sold at substantially lower prices. Generic competition for HALDOL(R) is expected to be launched in the United States during 1998. This competition is likely to cause rapid erosion of the sales of HALDOL(R). If generic competition is launched, the Company expects that its HALDOL arrangement with Ortho-McNeil will end. Scios is seeking replacement products to market for others. These statements are forward-looking within the meaning of the PSLRA-95. Numerous factors will influence the impact that competitive products will have on the Company's revenues from the SB Products and the Company's co-promotion activities. These factors include the success of the Company's and its partners' marketing strategies and efforts, the actual and perceived features of competing products, the amount of the difference in price of competing products, and the marketing effort by third parties on competing products. Although past decreases in unit sales of the SB Products have been partially offset by price increases, there can be no assurance that the market will accept any additional price increases. Among the SB Products, the Company has placed particular marketing emphasis on those product formulations, such as ESKALITH CR(R) (a controlled release formulation), where generic equivalents are less available.

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

    Proprietary Products. The Company ultimately plans to participate in marketing certain of its proprietary products in the United States when and if approved by the FDA. In the case of NATRECOR(R), the Company expects its commercial partner to promote NATRECOR(R) in the United States on its own for the first several years and for the Company to have the option to begin its co-promotion alongside the partner upon certain events or the passage of time. This section on Proprietary Products describes some of the challenges the Company will face in developing the capability to market successfully its own products. This discussion necessarily contains forward-looking statements within the meaning of the PSLRA-95. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Numerous factors, including those discussed below, could cause actual results to differ from those described in these forward-looking statements. Under certain circumstances, the Company could abandon its plans eventually to market certain of its own products in the United States in favor of granting outright licenses of its products and technology. The Company has pursued (and expects to pursue for the foreseeable future) a strategy of entering into licensing arrangements with other companies as the means to make its products available outside of the United States.

    Scios believes that its experience in marketing third-party products under arrangements such as those described above will prove useful as it prepares to market its own products. However, to date, Scios' marketing experience has been limited to psychiatric products, and the Company does not currently have in place all of the resources to market the products it is seeking to develop. The commercialization of the Company's major products will require significant financial resources, as well as sales, marketing and distribution capabilities. In order to provide funds and expertise to meet these requirements, particularly outside of North America, the Company will consider entering into additional corporate partnerships with established pharmaceutical companies, as it has with Wyeth-Ayerst for the promotion of FIBLAST(R) for stroke and cardiovascular disorders. There can be no assurance that the Company will be able to enter into such partnerships on favorable terms or develop such a marketing capability on its own. Scios believes that such collaborations may enable it to speed the timing of product launch and increase market penetration of selected new therapies. However, such a partnering arrangement could also result in a lower level of income to Scios than if it marketed the products entirely on its own. See "Business -- Product Development Activities and Risks."

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

Manufacturing
-------------

    Scios has concentrated its resources on product discovery and development prior to investing substantially in manufacturing capability. To date, the Company has produced only the bulk active ingredient in FIBLAST(R) in its own facility and relies on third parties for the manufacture of other products, including NATRECOR(R) and the final product form of FIBLAST(R). Scios has a production facility which it believes enables it to produce the bulk active ingredient of FIBLAST(R) and potentially other products for itself and others under requirements for current Good Manufacturing Practices ("cGMP"). However, the Company does not currently possess the staff or facilities that may be necessary to manufacture any product in the commercial quantities that may be required in the long-term. The strategy of building or acquiring commercial-scale manufacturing facilities or utilizing third-party facilities only as the need arises carries with it certain risks, as there can be no assurance that such facilities can be built, acquired or used on commercially acceptable terms or that Scios will be able to meet manufacturing quantity and quality requirements through the use of such arrangements. Having a low-cost manufacturing capability for NATRECOR(R) and smoothly managing third-party manufacturers are expected to be keys to commercializing this product successfully and on a timely basis. Failure to do so could adversely impact the commercial success of the product. See "Business -- Competition."

    To the extent Scios has from time to time had capacity available in its production facility, it has performed contract manufacturing for third parties and the Company has produced for third-party customers pharmaceutical grade supplies of products of interest to such third parties. The Company may engage in similar work in the future.

    Ortho-McNeil manufactures HALDOL(R), Wyeth-Ayerst manufactures EFFEXOR(R) and SB manufactures the SB Products. If SB were to discontinue manufacturing the SB Products and the Company wished to continue selling the products, the Company would have to develop additional facilities to manufacture independently on a large scale or enter into an arrangement with a third party to manufacture such products. See "Business -- Marketing and Sales."

Patents and Proprietary Rights
------------------------------

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

    The Company currently owns or holds exclusive rights to approximately 57 issued United States patents and 27 United States pending patent applications covering its proprietary technology and products. The Company also files foreign applications corresponding to most of its United States applications. Scios' issued patents include patents on NATRECOR(R), FIBLAST(R), and insulinotropin. The Company's patent position with respect to certain principal products under development is described above in the section discussing each product. See "Business -- Product Development Activities and Risks." If a patent issues prior to marketing approval, as has been the case with all of the Company's issued patents to date, Scios can apply for extension of the patent term for a limited period of time to make up for a portion of the patent term lost to the regulatory approval period. The actual period of the extension varies but generally cannot exceed five years. In certain of its third-party agreements, the absence of a patent covering a product licensed by Scios could reduce the royalties due to the Company under the agreements.

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

    NATRECOR. Scios has been issued United States, European and Japanese patents covering human BNP. As opposition proceeding has been filed against Scios' Japanese patent. Scios is aware that Daiichi Pharmaceutical Co., Ltd., Tokyo ("Daiichi") has filed patent applications on porcine BNP in Japan and on human BNP worldwide. The filing dates of the Daiichi applications covering human BNP are later than those of the Company. On July 12, 1995 the European Patent Office issued a patent to Daiichi containing claims that overlap with certain claims of Scios' issued European patent. Scios filed an opposition to the Daiichi patent. On February 3, 1998, the Opposition Division of the European Patent Office issued a ruling upholding the validity of the Daiichi patent. Scios plans to appeal this ruling. If Scios does not succeed in invalidating the Daiichi patent through the appeal proceeding or in subsequent legal proceedings, Scios' ability to develop NATRECOR(R) commercially in Europe might be hindered or prevented if it were unable to obtain a license.

    FIBLAST(R). In February 1991, a United States patent with one claim covering a form of fibroblast growth factor (FGF) protein was issued to Synergen, Inc. ("Synergen"), which was later acquired by Amgen Inc. In June 1991, a United States patent with one claim covering the DNA for the same form of FGF was issued to Synergen. Based on a review of the publicly-available documents relating to these patents, Scios believes that the Synergen form of FGF or DNA differs from the form of FGF produced by the Company. On August 8, 1995, following a decision favorable to Scios in a patent interference proceeding with the Salk Institute for Biological Studies ("Salk"), Scios received a United States patent covering DNA sequences, expression vectors and microorganisms used in the recombinant production of human basic FGF. On May 7, 1996, Scios received a United States patent covering the recombinant production of human basic FGF. On February 18, 1997, Scios received a United States patent covering recombinantly produced human basic FGF.

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

    In May 1994, the European Patent Office issued European Patent No. 0 248 819 to Scios covering recombinantly-produced trafermin, Scios' form of basic FGF known by the product name FIBLAST(R). An opposition proceeding has been instituted against this patent by Chiron Corp. and Pharmacia S.p.A. In June 1996, the Opposition Division of the European Patent Office upheld the validity of the Scios patent; however, the opponents have filed an appeal against this ruling. In August 1994, the European Patent Office issued European Patent No. 0 228 449 to Salk covering the 146 amino acid sequence of bovine basic FGF or an equivalent or analog thereof. The Company filed an opposition to this patent and in September, the Opposition Division revoked the patent; however, Salk has filed an appeal against this ruling. The results of these opposition proceedings cannot be predicted with certainty.

    In March 1994, the Company obtained a non-exclusive license to make, use and sell FIBLAST(R) under a United States patent issued to Harvard University containing claims to purified cationic (basic) FGF. The Harvard patent is based on a patent application having a filing date earlier than the application which formed the basis for the Salk patent.

    Trademarks. NATRECOR(R), FIBLAST(R) and AURICULIN(R), are registered trademarks of Scios. ESKALITH(R), ESKALITH CR(R), THORAZINE(R), STELAZINE(R) and PARNATE(R) are registered trademarks of SB. HALDOL(R) is a registered trademark of McNeilab, Inc. EFFEXOR(R) is a registered trademark of Wyeth-Ayerst. GLIADEL(R) is the registered trademark of Guilford. Approval of the generic compound name used with NATRECOR(R) -- nesiritide citrate -- is pending before USAN.

Competition
-----------

    Competition is intense in the development of biopharmaceutical products, particularly in the development of products through the application of biotechnology. There are numerous companies and academic research groups throughout the world engaged in similar research and development. Some of the Company's competitors, including some of its licensees, are working on products similar to those being developed by Scios. Many of these companies have substantially greater financial, marketing and human resources than Scios. In the case of NATRECOR(R), a number of products are already marketed for the treatment of acute CHF. Hence, the Company will need to demonstrate positive clinical benefits and an ability to continue to produce NATRECOR(R) cost-effectively in order to successfully introduce NATRECOR(R) into this competitive market. FIBLAST(R) and VEGF121 face potential competition from other growth factors.

    There can be no assurance that technological developments or superior marketing capabilities possessed by competitors will not materially adversely affect the commercial potential of the Company's products. In addition, if the Company commences significant commercial sales of products, manufacturing efficiency and marketing capability are likely to be significant competitive factors. With respect to products no longer covered by patents, such as the SB Products and HALDOL(R), Scios faces, or expects to face, competition from companies offering generic products.

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

Government Regulation
---------------------

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

Employees
---------

    The Company had 350 employees as of December 31, 1997, of which 210 were engaged in research, product and clinical development and 92 were part-time employees (primarily its sales force).

Item 2.  PROPERTIES

    The Company's headquarters facility in Mountain View, California, consists of three buildings owned by the Company and land occupied under a long-term ground lease. The ground lease rates are fixed through July 2010. Future minimum ground lease payments over the next five years total approximately $937,000. The three buildings represent 98,000 square feet of office and laboratory space. The Company presently occupies approximately 88,000 square feet and leases the remaining space. The Mountain View facility includes a 13,000 square foot combination process and product development and biological testing facility in which Scios has produced bulk and clinical supplies of FIBLAST(R). In 1995, the Company began leasing a 52,000 square foot building in Sunnyvale, California, and constructed research laboratories. The Company relocated its discovery research group to the Sunnyvale facility in September 1996. The Company's annual lease payments for the Sunnyvale facility are approximately $730,000. The Company expended approximately $2.5 million in capital expenditures in 1997 and anticipates spending approximately $2.5 million in capital expenditures in 1998.

    The Company owns a 57,428 square foot administrative and laboratory building in Baltimore, Maryland (the "Holabird Facility"). Approximately 67% of the Holabird Facility is currently leased to third parties under short-term leases extending through July, 1999 (32,700 square feet) and July, 2000 (approximately 10,000 square feet). The Company is endeavoring to sell the Holabird Facility.

Item 3.  LEGAL PROCEEDINGS

    In September 1996, the United States District Court for the Northern District of California dismissed with prejudice a lawsuit that had been filed by certain stockholders in May 1995 against the Company and Richard L. Casey, its' chairman and chief executive officer, on behalf of the individual plaintiffs and on behalf of other purchasers of the Company's stock during the period from October 6, 1993 to May 2, 1995. The action alleged violations of federal securities laws, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, regarding the Company and clinical trials involving AURICULIN(R). The plaintiffs appealed the District Court's ruling in favor of the Company, but withdrew their appeal with prejudice immediately prior to the oral hearing. As a result, the action against the Company has been terminated.

    In November 1995, the Company was notified by the United States Environmental Protection Agency ("EPA") that it may have a liability in connection with the clean-up of a toxic waste site arising out of the alleged disposal of hazardous substances by a subcontractor of Nova Pharmaceutical Corporation, which was acquired by the Company in 1992. The Company believes that its exposure for clean costs is approximately $90,000, and it has created a reserve for such exposure.

     The Company is also involved in certain legal proceedings related to patents and patent application covering its products. See "Business -- Patents and Proprietary Rights."

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                   MANAGEMENT

Executive Officers
------------------

    The executive officers of the Company and their ages at March 16, 1998 are as follows:

Name                               Age                  Position
----                               ---                  --------

Richard L. Casey                   51                   Chairman of the Board,
                                                        President and Chief
                                                        Executive Officer

Elliott B. Grossbard, M.D.         50                   Senior Vice President of
                                                        Development

John H. Newman                     47                   Senior Vice President,
                                                        General Counsel and
                                                        Secretary

Jack Cohen, Ph.D.                  61                   Vice President, Quality
                                                        & Regulatory

Thomas L. Feldman                  47                   Vice President of
                                                        Commercial Operations

John A. Lewicki, Ph.D.             46                   Vice President of
                                                        Research

Armin H. Ramel, Ph.D.              71                   Vice President of
                                                        Product Development

    Mr. Casey is Chairman of the Board, President and Chief Executive Officer of Scios Inc. He joined Scios in December 1987 and has served as a Director since that time. From early 1985 to 1987, he was with ALZA Corporation as Executive Vice President and President of ALZA Pharmaceuticals. From 1976 to 1985 he worked for Syntex Corporation, in various positions including Director of Marketing Research, Director of Sales, Vice President and General Manager of Syntex Medical Diagnostics. Mr. Casey began his career in pharmaceuticals as a sales representative for Eli Lilly and Company. From 1968 to 1970, Mr. Casey served in the U.S. Peace Corps in Ethiopia. Mr. Casey serves on the boards of Guilford Pharmaceuticals Inc., an affiliated publicly-held development-stage neuroscience company located in Baltimore, Maryland; VIVUS, Inc., a publicly-held medical devices company located in Mountain View, California; and Karo Bio AB, an affiliated privately-held Swedish biotechnology company.

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

    Mr. Newman joined Scios in 1983 as Vice President, General Counsel and Secretary, and became Vice President of Commercial Development, General Counsel and Secretary in December 1989, Vice President of Legal Affairs, General Counsel and Secretary in March 1992 and Senior Vice President, General Counsel and Secretary in February 1998. Prior to joining Scios, Mr. Newman was an attorney in private practice.

    Dr. Cohen joined Scios in 1992 as Vice President of Quality and became Vice President of Quality & Compliance in 1994, and the Vice President of Quality & Regulatory in September, 1997. Prior to joining the Company, Dr. Cohen was the Director, Technical Resource Planning for Syntex Corporation. From 1981 to 1991, he was Vice President, Quality Assurance at Syntex Laboratories, Inc. and prior to that from 1978 to 1981, the Director, Quality Control.

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

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

    The Company's Common Stock and Class D Warrants are traded on the Nasdaq National Market System under the symbols SCIO and SCIOZ, respectively. The tables below set forth the high and low sales prices as reported by Nasdaq for the Common Stock and the Class D Warrants during the last two fiscal years. Prices represent quotations among dealers without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions. No cash dividends have been paid on Common Stock, and the Company does not anticipate paying cash dividends in the foreseeable future. As of December 31, 1997 there were approximately 5,607 stockholders of record of the Company's Common Stock. The Class D Warrants are exercisable through June 1998 at a price of $26.74 per share.




                                          Common Stock
                                          ------------

                           FY 1997                            FY 1996
                           -------                            -------
                      High         Low                   High         Low
                      ----         ---                   ----         ---
    Q1                8-3/4        5-3/8                 5-11/16      4-1/16
    Q2                7            3-5/8                 8-3/16       4-1/16
    Q3                9-7/8        5-7/8                 7-3/16       5
    Q4                10-5/8       6-7/8                 7-1/8        4-5/8
    Year              10-5/8       3-5/8                 8-3/16       4-1/16


                                          Class D Warrants
                                          ----------------

                           FY 1997                            FY 1996
                           -------                            -------
                      High         Low                   High         Low
                      ----         ---                   ----         ---
    Q1                1-3/16       1/4                   1-3/16       1/2
    Q2                3/4          3/8                   1-1/4        13/32
    Q3                1            3/8                   7/8          3/8
    Q4                11/16        1/4                   3/4          3/8
    Year              1-3/16       1/4                   1-1/4        3/8


Item 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

Year Ended December 31,      1997               1996             1995              1994              1993
                             ----               ----             ----              ----              ----
Revenues                     $ 47,429           $ 64,223         $ 49,187          $ 53,667          $ 47,568
Loss from operations          (39,737)           (22,053)         (28,175)          (31,719)          (43,237)
Other income                    2,254              4,497            5,049             4,045             6,298
Net loss                      (38,667)           (18,403)         (26,382)          (27,961)          (36,579)
Net loss per common share and
 per common share assuming
 dilution                       (1.07)             (0.51)           (0.74)            (0.79)            (1.05)
Cash and securities            64,700             62,170           87,069           104,439           108,271
Working capital                (4,524)            (5,838)          11,642            38,942            96,334
Total assets                  116,871            113,961          131,550           146,096           151,278
Long-term obligations          31,919                426            1,082             1,739             2,323
Stockholders' equity           60,142             93,628          109,394           126,438           135,299
Employees at year end             350                335              301               283               337




Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements about plans, objectives, future results and intentions of Scios Inc. (the "Company"). These forward-looking statements are based on the current expectations of the Company, and the Company assumes no obligation to update this information. Realization of these plans and results involves risks and uncertainties, and the Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as in other sections of this Annual Report on Form 10-K for the year ended December 31, 1997.

Operating Results (1997, 1996 and 1995)
-----------------

     Total revenues for Scios were $47.4 million in 1997, $64.2 million in 1996 and $49.2 million in 1995. The revenue decline from 1996 to 1997 was the result of lower product sales, co-promotion commissions and research and development contract revenues. The revenue increase from 1995 to 1996 was due to higher research and development contract revenues and co-promotion commissions.

     Revenue from product sales of certain psychiatric products ("SB Products") under license from SmithKline Beecham Corporation ("SB") was $35.2 million, $38.2 million and $41.4 million in 1997, 1996 and 1995, respectively. Product sales declined 8% each year due to competition from generic drugs and new competing products.

     Co-promotion commissions were $5.8 million, $6.5 million, and $2.3 million in 1997, 1996 and 1995, respectively. The Company receives co-promotion commissions under agreements with Ortho-McNeil Pharmaceutical ("Ortho-McNeil"), an affiliate of Johnson & Johnson, for the co-promotion of Ortho-McNeil's psychiatric product HALDOL(R) Decanoate, and with Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), a division of American Home Products Corporation, for the co-promotion of Wyeth-Ayerst's psychiatric product EFFEXOR(R) (venlafaxine HCl). Co-promotion revenue under both agreements is based on achieving aggregate sales levels over contract years, which do not coincide with calendar years. Consequently, annual revenue recognition is based, in part, on the Company's forecast of sales for the respective contract years. Co-promotion commissions decreased from 1996 to 1997 as a result of lower sales of HALDOL(R) Decanoate. Co-promotion commissions increased from 1995 to 1996 as a result of higher sales of HALDOL(R) Decanoate and from revenue recognized for seven months of contract year sales of EFFEXOR(R) (venlafaxine HCl) under the agreement with Wyeth-Ayerst effective June of 1996.

     Revenues from research and development contracts were $6.4 million in 1997, $19.5 million in 1996 and $5.5 million in 1995. The decrease from 1996 to 1997 and the increase from 1995 to 1996 were principally due to receipt of $12.0 million in 1996 from Wyeth-Ayerst upon entering into a collaboration agreement for the development and commercialization of FIBLAST(R) trafermin ("FIBLAST") for the treatment of neurological and cardiovascular disorders and $2.0 million received under other agreements. In 1996, the payment from Wyeth-Ayerst accounted for 62% of total research and development contract revenue. Revenues under collaborations to study Alzheimer's disease comprised approximately 44%, 8% and 32% of contract revenue in 1997, 1996 and 1995, respectively. Revenues under the collaboration with Kaken Pharmaceutical Co., Ltd. ("Kaken") to develop FIBLAST(R) in Japan for the treatment of dermal ulcers, were 3%, 9% and 30% of contract revenue in 1997, 1996 and 1995, respectively.

     Cost of goods sold for the SB Products was $20.2 million, $22.3 million and $24.7 million in 1997, 1996 and 1995, respectively. The declines from year to year were principally the result of lower unit sales. Gross margins improved to 43% in 1997 from 42% in 1996 and 40% in 1995 due to a sales mix shift towards higher margin products and annual price increases. Future changes in gross margins will be principally dependent upon the effects of price increases, competition in the marketplace and changes in the product mix.

     Research and development expenses were $41.9 million in 1997, $39.4 million in 1996 and $29.3 million in 1995. The increases year to year were the result of higher staffing levels, greater expenses for clinical trials and the purchase of drug supply to support further development of the Company's lead products.

     Marketing, general and administrative expenses were $20.7 million in 1997, $19.8 million in 1996, and $18.2 million in 1995. The spending increase from 1996 to 1997 was principally due to higher staffing levels. The spending increase from 1995 to 1996 was principally due to higher depreciation resulting from facility improvements.

     The profit distribution to third parties of $4.4 million, $4.8 million and $5.1 million in 1997, 1996 and 1995, respectively, represents SB's share of the net profits from sales of the SB Products. The decreases year to year were principally due to declining product sales.

     Other income was $2.3 million in 1997, $4.5 million in 1996 and $5.0 million in 1995. The decrease from 1996 to 1997 was due to lower investment income from the Company's invested portfolio and the addition of interest expense on the $30 million loan from Genentech that was drawn down in March 1997. The decrease from 1995 to 1996 was due to lower investment income from the Company's invested portfolio and higher royalty expenses offset in part by gains on the sale of 200,000 shares of Guilford Pharmaceuticals Inc. ("Guilford") stock and other marketable securities in the Company's investment portfolio.

     The $1.3 million net loss in equity of affiliate in 1997 and $3.3 million loss in 1995, was the result of Guilford losses in those respective years. The $0.3 million gain in equity in affiliate in 1996 was the result of profitable operations of Guilford in 1996. The Company's percent ownership in Guilford has declined from 62% in May 1994 to 7% at December 31, 1997 as a result of Guilford's public stock offerings and sales of Guilford stock by Scios. Since Guilford's initial public stock offering in June 1994, the Company has used the equity method of accounting for its investment. Prior to the public stock offering, the financial results of Guilford were consolidated with those of the Company. The minority interest of $0.1 million in 1997 and $(1.1) million in 1996 is the net income or expense associated with the minority partners of the Biotechnology Research Partnership.

Outlook and Risks
-----------------

     The Company is striving to achieve profitability in the next several years. The ability of the Company to achieve profitability depends principally upon:
(i) the Company's success in obtaining FDA approval for and commercializing its lead product NATRECOR(R) (nesiritide citrate); (ii) the Company's progress in developing additional products such as FIBLAST(R), and its ability to demonstrate safety and efficacy of these products and subsequently commercialize them; (iii) the Company's success in generating operating profits from marketing and selling in-licensed products such as the SB Products, HALDOL(R) Decanoate, EFFEXOR(R) (venlafaxine HCl) and any third-party products, which success will depend on the Company's ability to establish and maintain profitable arrangements under which to represent the products of third parties and on the respective product's success in the marketplace; and (iv) the development of new third-party funding sources and other revenues to support continuing research and development programs and the results realized by third parties on whom the Company may rely to sell its products, particularly outside of the United States. Profitability will also be affected by the Company's ability to undertake complex manufacturing processes in a cost-effective manner, to scale-up and then manufacture products the Company expects to market directly or with a partner, and any products manufactured for third parties. With limited manufacturing resources of its own, the Company has entered into contracts with, and is dependent upon, third-party suppliers for the manufacture of its lead products. Although the Company does not currently foresee a supply problem, future product supply and the Company's profitability could be affected by events at these suppliers over which the Company has limited control.

         Further development of the Company's products will require substantial additional investment to cover, among other things, the costs of marketing and sales expenses associated with product introductions, the securing of commercial-scale manufacturing capability and the completion of clinical trials for new and expanded indications. While market introduction of new products may require considerable expenditures by the Company, revenues generated from such products, assuming they are successfully developed, may not be realized for several years. Principal factors that could affect the level of new product revenues will include the rate of market penetration, the availability of alternative therapies, the price charged by the Company per course of therapy, the breadth of the approved indication allowed by the Food and Drug
Administration and what, if any, income can be obtained from potential third-party licensees. In the case of NATRECOR(R), the Company is reviewing a number of alternative arrangements for the sale and marketing of the product once FDA approval has been obtained. In the case of FIBLAST(R) for use in neurological and cardiovascular disorders, development and commercialization expenses and any subsequent revenues will be shared with Wyeth-Ayerst at varying percentages.

     Sales of the SB Products, in total, are likely to continue to decline during the next few years because of continuing or new competition from generic products or new market entrants. The Company hopes to offset any such decrease with payments received for the co-promotion of other third-party products such as HALDOL(R) Decanoate and EFFEXOR(R) (venlafaxine HCl) that are currently being co-promoted. Factors influencing the availability of such additional products on terms favorable to the Company include the ability of the Company to demonstrate success under its current agreements and the willingness of other companies to enter into such agreements. The HALDOL(R) Decanoate agreement is expected to end in 1998 and the Company is endeavoring to secure a replacement product.

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

     The Company is reviewing its existing software programs for year 2000 compliance and believes its internal application systems are currently in compliance, or will be, upon completion of some software upgrades scheduled for implementation in 1999. The Company does not expect the cost of these upgrades to have a material impact on the Company's financial results. The Company is not able to ensure that all third parties with whom it works will achieve year 2000 compliance for systems related to their interactions with the Company.

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

Liquidity and Capital Resources
-------------------------------

     Combined cash, cash equivalents and securities (both current and non-current) totaled $64.7 million at December 31, 1997, an increase of $2.5 million from December 31, 1996. The increase was mainly attributable to the draw down of a $30 million loan from Genentech Inc. which was offset by $21.6 million used to fund operations, $2.5 million of spending on property, plant and equipment and $1.8 million used for the purchase of treasury stock. Working capital increased from $(5.8) million at December 31, 1996 to $4.5 million at December 31, 1997. The change resulted principally from an increase in the amount of marketable securities classified as current assets.

     In November 1995, the Company announced that its board of directors had authorized the expenditure of up to $6.0 million for the repurchase of shares of the Company's common stock. As of December 31, 1997, the Company had purchased 1,029,500 shares at an aggregate price of $4.8 million under this program.

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

Outlook and Risks
-----------------

     The Company's cash, cash equivalents and marketable securities of approximately $64.7 million at December 31, 1997, together with revenues from product sales, royalties, collaborative agreements and interest income, will be used to fund new and continuing research and development programs, expanded clinical trials for its products under development and for other general purposes. In addition to its cash and marketable securities balances, the Company may also fund operations by the sale of all, or a portion of, its equity investments in Guilford and KaroBio AB, a Swedish company in which Scios holds an 18% ownership position. The Company also has a $12.0 million line of credit from Wyeth-Ayerst available to expand its manufacturing facility for FIBLAST(R). The Company believes its cash resources and lines of credit will be sufficient to meet its capital requirements for the next several years. Key factors which will affect future cash use and the timing of the Company's need to seek additional financing include the Company's decision concerning the degree to which it will incur expenses to launch its products such as NATRECOR in the United States market following the necessary regulatory approvals, the results of the Company's partnering efforts and the timing and amounts realized from licensing and partnering activities, the rate of spending required to develop the Company's products and respond to changing business conditions and the net contribution produced by the Commercial Operations Division from co-promoting and marketing products for third parties.

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

Recent Pronouncements
---------------------

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the fiscal year, beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic area and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the fiscal year beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirement of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Financial Statements and Schedules appearing on page F-1 of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Identification of Directors. The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Election of Directors" of the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.

    Identification of Executive Officers. See pages 17 and 18 of this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

    The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Executive Compensation" and "Stock Option Grants and Exercises" of the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Security Ownership of Management and Principal Stockholders" of the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Certain Relationships and Transactions" of the Company's definitive Proxy Statement for the 1998 Annual Meeting of the Stockholders.


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) (1) Financial Statements. See Index to Financial Statements and Schedules at page F-1 of this Form 10-K.

           (2) Financial Statement Schedules. See Index to Financial Statements and Schedules at page F-1 of this Form 10-K.

           (3)   Exhibits.  See Exhibit Index at page 24 of this Form 10-K.

       (b) Reports on Form 8-K. There were no reports on Form 8-K filed in the last quarter of 1997.



                                  EXHIBIT INDEX
       Exhibit
       Number                                                                                       Page
       ------                                                                                       ----
       3.1     Certificate of Incorporation.........................................................Q

       3.2    Bylaws................................................................................J

       10.1   Biotechnology Research Partners, Ltd. Agreement of Limited
              Partnership dated October 29, 1982; Development Contract,
              Technology License Agreement and Joint Venture Agreement between
              Biotechnology Research Partners, Ltd. and the Registrant dated
              December 29, 1982; Promissory Note dated December 29, 1982;
              and Memorandum of Understanding between Battery Park Credit
              Company and Biotechnology Research Partners, Ltd. dated
              December 28, 1982.....................................................................A

       10.2*  1983 Incentive Stock Option Plan, as amended, and form of Stock
              Option Agreement, Promissory Note and Pledge Agreement................................E

       10.3   Common Stock Purchase Agreement dated April 15, 1985 between the Registrant and American Home Products Corporation.................................B

       10.4   Agreement of Purchase and Sale (Real Estate) and Joint Escrow
              Instructions by and between Charleston Properties and Bio-Shore
              Holdings, Ltd. dated December 30, 1986................................................C

       10.5*  1986 Supplemental Stock Option Plan, as amended, and form of Stock
              Option Agreement, Promissory Note and Pledge Agreement................................E

       10.6   Rights Exercise Agreement between the Registrant and American
              Home Products Corporation dated February 28, 1986 and Letter of
              March 26 and May 16, 1986.............................................................B

       10.8*  Employment Letter dated November 11, 1987 between the Registrant and Richard L. Casey..................................................................D

       10.9   Rights Agreement dated as of June 18, 1990 between the Registrant and The First National Bank of Boston.................................................F

       10.11* 1992 Equity Incentive Plan............................................................H

       10.18  Form of Purchase Option Agreement between each of the limited partners of Nova Technology Limited Partnership and Nova..............................I

       10.19* Nonemployee Director Stock Option Plan................................................G

       10.20  Warrant Agreement dated December 1, 1987 between the Registrant and IBJ Schroder Bank & Trust Company.................................................K

       10.27  Purchase Agreement dated as of July 29, 1988 between Nova and
              SKB Properties, Ltd...................................................................M

       10.29  CNS Psychiatric Products Agreement dated June 30, 1990 between
              SmithKline Beecham Corporation and Nova...............................................N

       10.30  Master Security Agreement, Promissory Note and Negative Covenant
              Agreement, each dated April 28, 1993, between the Registrant and
              General Electric Capital Corporation..................................................O

       10.31  Master Lease Agreement dated July 16, 1993 between the Registrant and General Electric Capital Corporation..............................................O

       10.32  Collaboration Agreement dated December 30, 1994 between the
              Registrant and Genentech, Inc.........................................................Q

       10.33  Preferred Stock Purchase Agreement dated December 30, 1994 between the Registrant and Genentech, Inc.....................................................Q

       10.34  Note Agreement dated December 30, 1994 between the Registrant and Genentech, Inc....................................................................Q

       10.35  Assignment of Lease dated March 22, 1995 for premises located at 820 West Maude Avenue, Sunnyvale, California.......................................R

       10.36  Special Warranty Deed of Improvements dated February 24, 1995 from Rouse-Teachers Properties, Inc. ("RTP") to the Registrant
              and Assignment of Ground Lease dated February 22, 1995 from
              RTP to the Registrant.................................................................R

       10.37  Lease Agreement dated January 20, 1995 between the Registrant and PDL-RTKL Associates, a Maryland General Partnership...............................R

       21.1   Subsidiaries of Registrant............................................................S

       23.1       Consent of Coopers & Lybrand L.L.P.

       24.1       Powers of Attorney.  Reference is made to page 27.
-------------------

*      Management contract or compensatory plan or arrangement.

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

S Filed as an exhibit to Annual Report on Form 10-K for fiscal year 1996 and incorporated herein by reference.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SCIOS INC.

  Date:  March 27, 1998                           By:___________________________

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

         Signature                                             Title                                        Date
         ---------                                             -----                                        ----
    /s/ Richard L. Casey                        Chairman of the Board, President and Chief              March 27, 1998
  ------------------------------                Executive Officer (Principal Executive Officer)
  Richard L. Casey

    /s/ David Southern                          Controller                                              March 27, 1998
  -------------------------------               (Principal Accounting Officer)
  David Southern

    /s/ Samuel H. Armacost                      Director                                                March 27, 1998
  ---------------------------
  Samuel H. Armacost

   /s/ Myron Du Bain                            Director                                                March 27, 1998
  ------------------------------
  Myron Du Bain

    /s/ Donald B. Rice                          Director                                                March 27, 1998
  --------------------------------
  Donald B. Rice

    /s/ Charles A. Sanders                      Director                                                March 27, 1998
  ------------------------------
  Charles A. Sanders

    /s/ Robert W. Schrier                       Director                                                March 27, 1998
  -------------------------------
  Robert W. Schrier

    /s/ Burton E. Sobel                         Director                                                March 27, 1998
  ---------------------------------
  Burton E. Sobel

    /s/ Solomon H. Snyder                       Director                                                March 27, 1998
  ----------------------------
  Solomon H. Snyder

    /s/ Eugene L. Step                          Director                                                March 27, 1998
  --------------------------------
  Eugene L. Step

                       FINANCIAL STATEMENTS AND SCHEDULES


                                                                            Page
                                                                            ----


Report of Independent Accountants............................................F-2

Consolidated Balance Sheets at December 31, 1997 and
 December 31, 1996 ..........................................................F-3

Consolidated Statements of Operations for the years ended
 December 31, 1997, 1996 and 1995............................................F-4

Consolidated Statements of Cash Flows for the years ended
 December 31, 1997, 1996 and 1995............................................F-5

Consolidated Statements of Stockholders' Equity for the
 years ended December 31, 1997, 1996 and 1995................................F-6

Notes to Consolidated Financial Statements ..................................F-7

Financial Statement Schedules
(Omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.)

                        REPORT OF INDEPENDENT ACCOUNTANTS



        To the Board of Directors and Stockholders of Scios Inc.:

        We have audited the accompanying consolidated balance sheets of Scios Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scios Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




        Coopers & Lybrand L.L.P.
        San Jose, California
        January 30, 1998

                                   SCIOS INC.

                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        (In thousands, except share data)

     ASSETS                                                                          December 31,
                                                                          1997                  1996
                                                                          ------------          -----------

Current assets:
     Cash and cash equivalents                                                $10,197               $1,587
     Marketable securities                                                     13,322                6,888
     Accounts receivable                                                        5,215                4,808
     Prepaid expenses                                                             600                  786
                                                                          ------------          -----------
       Total current assets                                                    29,334               14,069

Marketable securities, non-current                                             41,181               53,695
Investment in affiliate                                                        10,537                6,939
Property and equipment, net                                                    33,583               36,839
Other assets                                                                    2,236                2,419
                                                                          ------------          -----------

TOTAL ASSETS                                                                 $116,871             $113,961
                                                                          ------------          -----------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable to banks                                                        --               $3,000
     Accounts payable                                                           1,685                2,507
     Other accrued liabilities                                                 11,134               10,011
     Deferred contract revenue                                                 11,652                3,666
     Current portion of long-term debt and capital leases                         339                  723
                                                                          ------------          -----------
       Total current liabilities                                               24,810               19,907

Long-term debt and capital leases                                              31,919                  349
Minority interests                                                                 --                   77
                                                                          ------------          -----------

TOTAL LIABILITIES                                                              56,729               20,333
                                                                          ------------          -----------
Commitments and contingencies (Notes 9, 10 and 11)

Stockholders' equity:
     Preferred stock; $.001 par value; 20,000,000 shares authorized;
        issued and outstanding: 0 and 12,632, respectively
        (liquidation                                                               --                   --
        preference of $0 and $12,000, respectively)
     Common stock; $.001 par value;  150,000,000  shares authorized;
        issued and outstanding: 38,032,120 and 36,506,297, respectively            38                   37
     Additional paid-in capital                                               411,045              404,456
     Treasury stock                                                            (4,758)              (2,991)
     Notes receivable from stockholders                                           (13)                 (13)
     Unrealized gains (losses) on securities                                      288                  (70)
     Accumulated deficit                                                     (346,458)            (307,791)
                                                                          ------------          -----------
       Total stockholders' equity                                              60,142               93,628
                                                                          ------------          -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $116,871             $113,961
                                                                          ------------          -----------

     The accompanying notes are an integral part of these consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                        (In thousands, except share data)


                                                                            Year Ended December 31,
                                                              1997                 1996                1995
                                                              ----                 ----                ----
Revenues:
    Product sales                                                $35,193              $38,189             $41,396
    Co-promotion commissions                                       5,822                6,503               2,331
    Research & development contracts                               6,414               19,531               5,460
                                                                   ------              ------               -----
                                                                  47,429               64,223              49,187
                                                                  ------               ------              ------

Costs and expenses:
    Cost of goods sold                                            20,179               22,313              24,742
    Research and development                                      41,907               39,424              29,341
    Marketing, general and administration                         20,720               19,779              18,226
    Profit distribution to third parties                           4,360                4,760               5,053
                                                                  ------               ------              ------
                                                                  87,166               86,276              77,362
                                                                  ------               ------              ------

Loss from operations                                             (39,737)             (22,053)            (28,175)

Other income:
    Investment income                                              3,966                6,361               5,481
    Interest expense                                              (2,229)                (419)               (198)
    Other income (expense)                                           517               (1,445)               (234)
                                                                   -----               -------              ------
                                                                   2,254                4,497               5,049

Equity in net income (loss) of affiliate                          (1,261)                 274              (3,256)
Minority interests                                                    77               (1,121)                 --
                                                                ---------            ---------            --------
    Net loss                                                    ($38,667)            ($18,403)           ($26,382)
                                                                ---------            ---------            --------

    Net loss per common share and per common                      ($1.07)              ($0.51)             ($0.74)
    share - assuming dilution                                     -------              -------             -------

    Shares used in computing net loss per
    common
     share and per common shares - assuming                   36,105,797           35,885,922          35,809,876
    dilution                                                  ----------           ----------          ----------


    The accompanying notes are an integral part of these consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

Year Ended December 31,                                      1997                 1996                  1995
                                                          ------------          -----------          ------------
Cash flows from operating activities:
   Net loss                                                  $(38,667)            $(18,403)             $(26,382)
   Adjustments to reconcile net loss to net
   cash used by operating activities:
      Depreciation and amortization                             5,740                5,330                 3,882
      Accrued long-term interest payable                        1,919                   --                    --
      (Gain) loss on sale of assets                                --               (2,620)                  241
      Equity in net (income) loss of affiliates                 1,261                 (274)                3,256
      Minority interest                                           (77)               1,121                    --
      Change in assets and liabilities:
        Accounts receivable                                      (407)              (1,794)                  585
        Accounts payable                                         (822)              (2,315)                  477
        Other accrued liabilities                               1,123                2,148                (1,821)
        Other                                                     370                 (206)                  (60)
        Deferred contract revenue                               7,986               (2,109)                3,331
                                                          ------------          -----------          ------------
             Net cash used by operating activities            (21,574)             (19,122)              (16,491)
                                                          ------------          -----------          ------------

Cash flows from investing activities:
   Purchase of affiliates warrants                                 --                   --                  (167)
   Purchase of property and equipment                          (2,490)              (6,682)               (5,698)
   Proceeds from sale of investment in affiliate                   90                3,600                    --
   Proceeds from sale of assets                                     6                   44                   163
   Sales/maturities of marketable securities                  264,745              219,027               220,754
   Purchases of marketable securities                        (258,307)            (196,036)             (227,324)
                                                          ------------          -----------          ------------
             Net cash provided by (used in)                     4,044               19,953               (12,272)
             investing activities                         ------------          -----------          ------------

Cash flows from financing activities:
   Issuance of common stock and collection of
       notes receivable from stockholders, net                  1,641                  601                   519
   Purchase of treasury stock                                  (1,767)              (2,024)                 (967)
   Payments of notes payable and capital leases                (3,734)                (668)                 (616)
   Proceeds from notes payable and capital leases              30,000                   --                 3,000
                                                          ------------          -----------          ------------
             Net cash provided by (used in)                    26,140               (2,091)                1,936
             financing activities                         ------------          -----------          ------------

Net increase (decrease) in cash and cash equivalents            8,610               (1,260)              (26,827)
Cash and cash equivalents at beginning of year                  1,587                2,847                29,674
                                                          ------------          -----------           ------------
Cash and cash equivalents at end of year                     $ 10,197              $ 1,587               $ 2,847
                                                          ------------          -----------           ------------

Supplemental cash flow data:
   Cash paid during the period for interest                      $309                 $419                  $203
Supplemental disclosure of non-cash investing
   and financing:
   Change in net unrealized gains (losses)                       $358                $(648)               $2,887
       on securities
   Investment in affiliate                                      4,949                4,708                 6,026

   Incentive plan awards                                          $--                  $--                  $873

The accompanying notes are an integral part of these consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                        (In thousands, except share data)


                                                                                        Notes        Unrealized
                                 Common Stock           Additional  Preferred           Receivable   Gains
                                 ---------------------  Paid-In     Stock      Treasury from         (Losses) on Accumulated
                                 Shares      Par Value  Capital     Par Value  Stock    Stockholders Securities  Deficit   Total
     -------------------------------------------------------------------------------------------------------------------------------
    Balances at                  35,283,200  $35        $391,745    $ --       $  --    ($27)        $ (2,309)   $(263,006)$126,438
      December 31, 1994

    Conversion of preferred         500,000    1              (1)                                                                --
    Purchase of treasury stock                                                 ( 967)                                          (967)
    Options exercised               123,171                  512                                                                512
    Notes receivable from
    stockholders                                                                           7                                      7
    Incentive plan awards           102,684                  873                                                                873
    Changes in unrealized gains
      on available-for-sale
      securities                                                                                        2,887                 2,887
    Investment in Guilford                                 6,026                                                              6,026
    Net loss                                                                                                       (26,382) (26,382)

    -------------------------------------------------------------------------------------------------------------------------------
    Balances at                  36,009,055   36         399,155      --       (   967)  (20)             578     (289,388) 109,394
      December 31, 1995

    Conversion of preferred         342,100    1              (1)                                                                --
    Purchase of treasury stock                                                 ( 2,024)                                      (2,024)
    Options exercised               155,142                  594                                                                594
    Notes receivable from
    stockholders                                                                           7                                      7
    Changes in unrealized gains
      on available-for-sale
      securities                                                                                         (648)                 (648)
    Investment in Guilford                                 4,708                                                              4,708
    Net loss                                                                                                       (18,403) (18,403)

    -------------------------------------------------------------------------------------------------------------------------------
    Balances at                  36,506,297   37         404,456      --       ( 2,991)  (13)             (70)    (307,791)  93,628
      December 31, 1996

    Conversion of preferred       1,263,200    1              (1)                                                                --
    Purchase of treasury stock                                                 ( 1,767)                                      (1,767)
    Options exercised               262,621                1,641                                                              1,641
    Stock issued for services             2                                                                                      --
    Changes in unrealized gains
      on available-for-sale
      securities                                                                                          358                   358
    Investment in Guilford                                 4,949                                                              4,949
    Net loss                                                                                                       (38,667) (38,667)

    -------------------------------------------------------------------------------------------------------------------------------
    Balances at                  38,032,120  $38        $411,045    $ --       ($4,758) ($13)            $288    ($346,458) $60,142
      December 31, 1997
    -------------------------------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of these consolidated financial statements.

                           SCIOS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.       Formation and Business of the Company
          -------------------------------------

          Scios Inc. (the "Company") is a biopharmaceutical company engaged in the discovery, development, manufacture and commercialization of novel human therapeutics. The Company's research and development efforts are primarily focused on cardiorenal disorders and Alzheimer's disease. The Company has research and development collaborations with a number of other biopharmaceutical companies under which it may share costs and revenues. Scios' commercial operations division also markets six psychiatric products in the United States in co-operation with the Company's partners. In the course of its development activities, the Company has sustained operating losses and expects such losses to continue through at least 1998.

 2.       Summary of Significant Accounting Policies
          ------------------------------------------

          Principles of Consolidation

          The consolidated financial statements include the accounts of Scios and its wholly-owned and majority-owned subsidiaries. Other affiliates, more than 20% but less than 50% owned, are accounted for on the equity basis. Intercompany transactions and balances are eliminated on consolidation. The Company accounts for its 7% ownership in Guilford Pharmaceuticals Inc. ("Guilford") under the equity method because it has representation on Guilford's Board of Directors.

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

          Marketable Securities

          All marketable securities at December 31, 1997 and 1996 were deemed by management to be available-for-sale and are stated at fair value with net unrealized gains or losses reported in stockholders' equity. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method.

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

          The Company's excess cash is invested in a diversified portfolio of securities consisting of United States Treasury Notes, deposits with major banks and financial institutions, and in investment-grade interest-bearing corporate securities issued by companies in a variety of industries.

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

          Contract Revenues

          Research and development contract revenues from cost-reimbursement agreements are recorded as the related expenses are incurred, up to contractual limits. Payments received that are related to future performance are deferred and recorded as revenues as they are earned over specified future performance periods. Research and development payments for which no services are required to be performed in the future, license payments irrevocably received and royalty payments due form licensees based on sales to third parties are recognized as revenues upon receipt. Research and development expenses in 1997, 1996 and 1995 include approximately $2.1 million, $1.9 million and $1.4 million, respectively, incurred in connection with programs subject to cost reimbursement, collaborative or other performance agreements.

          Per Share Data

          Effective December 31, 1997, the Company adopted Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" and accordingly, all prior periods presented have been restated. Basic net loss per share is calculated using the weighted average number of common shares outstanding for the period. Diluted net loss per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation of net loss per common share-assuming dilution as their effect is antidilutive.

          Stock Based Compensation

          The Company accounts for stock based compensation using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee
          must pay  to  acquire   the  stock.   The  Company  has  adopted  the
          disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

          Treasury Stock

          Treasury stock is stated at cost and is considered issued and outstanding.

          Fair Value of Financial Instruments

          Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value. Estimated fair values for marketable securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

          Recent Pronouncements

          In June 1997, the Financial Accounting Standards Board issued State-ment of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement establishes require-ments for disclosure of comprehensive income and becomes effective for the Company for the fiscal year, beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic area and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the fiscal year beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirement of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.


 3.     Joint Business Arrangements
        ---------------------------

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

        b.  Agreement with Ortho-McNeil Pharmaceutical

        In July 1993, the Company entered into a five-year agreement with Ortho-McNeil Pharmaceutical ("Ortho-McNeil"), an affiliate of Johnson & Johnson, to jointly promote the injectable antipsychotic HALDOL(R)
        Decanoate in the United States. Under the agreement, the Company receives payments based on achieving specified sales levels over a contract year beginning in August and ending in July. Ortho-McNeil manufactures and distributes the product. The agreement is expected to end in 1998.

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

        In October 1996, the Company entered into a collaboration agreement with Wyeth-Ayerst for the joint development and commercialization of FIBLAST(R) trafermin ("FIBLAST") for the treatment of neurological and cardiovascular disorders. The two companies will co-promote FIBLAST(R) for these indications in North America and share development costs and profits. Wyeth-Ayerst received exclusive marketing rights outside North America except for certain Pacific Rim countries in return for a royalty on sales and payments for bulk drug supply worldwide. Wyeth-Ayerst has provided a $12.0 million line of credit that the Company may use to fund expansion of its manufacturing facility for FIBLAST (see Note 9).

        d.  Agreement with Genentech, Inc.

        In December 1994, the Company entered into a collaboration agreement with Genentech, Inc. ("Genentech") for the development and
        commercialization  of  AURICULIN(R)  anaritide   ("AURICULIN")  for  the
        treatment of acute renal failure. Concurrent with the collaboration agreement, Genentech purchased $20.0 million of Scios preferred stock, convertible into approximately 2.1 million shares of common stock and provided a $30.0 million loan to the Company in the form of a letter of credit (see Note 9) which the company drew down in March of 1997. The loan plus accrued interest is payable in cash or stock or a combination thereof. As of December 31, 1997, Genentech had converted all shares of preferred stock into common stock. In 1997, Scios and Genentech suspended development of AURICULIN based upon the negative results of an interim study.

        e.  Agreements with Kaken Pharmaceutical Co., Ltd.

        In September 1994, the Company entered into a series of agreements with Kaken Pharmaceutical Co., Ltd. ("Kaken") to expand a previous agreement signed in 1988 for FIBLAST. Under the 1994 agreements, the Company will collaborate with Kaken to further develop the FIBLAST manufacturing process, provide Kaken a license to the Company's FIBLAST manufacturing technology and supply FIBLAST product. In return, the Company will receive milestone payments which are contingent on Kaken's continuing development of the product. On December 31, 1997, $11.5 million of the Company's deferred revenue consisted of payments received to date under these agreements.

        f.  Agreement with Eli Lilly and Company

        In May 1997, the Company entered into a research collaboration with Eli Lilly and Company ("Lilly") for the development of drugs to prevent or retard the progression of Alzheimer's disease. Under the terms of the agreement, Lilly will fund research at Scios and will have the first opportunity to develop products from the collaboration. Scios may elect to develop other products from the collaboration. The commercialization partner will make milestone and royalty payments to the other partner.

4.      Affiliate
        ---------

        In June 1994, Guilford, then a fully-consolidated subsidiary of the Company, completed an initial public offering which decreased the Company's ownership from 62% to 29%. As a result, the equity method of accounting was adopted by the Company. Prior to the date of the public offering, the financial results of Guilford were fully consolidated with those of the Company. Due to subsequent public stock offerings, and the sale by the Company of 200,000 shares of Guilford stock in 1996 and 12,500 shares in 1997, the Company's ownership in Guilford has been reduced to 7%. The Company has continued to use the equity method of accounting for its investment in Guilford because it has representation on Guilford's Board of Directors.

 5.     Marketable Securities
        ---------------------

        Unrealized gains and losses on marketable securities at December 31, 1997 by classification were as follows:

                                                                 Unrealized     Unrealized
        (in thousands)                      Cost Basis           Gains          Losses           Fair Value
                                            ----------           -----          ------           ----------
        Debt securities:
          U.S. Government &
          Government Agency
          securities                          $24,915            $100           $  (5)              $25,010

          Corporate Bonds                      29,300             112             (14)               29,398

       Equity investments                          --              95              --                    95
                                              -------             ---           -----                    --

           Total                              $54,215            $307           $ (19)              $54,503
                                              =======            =====           =====              =======

        Unrealized gains and losses on marketable securities at December 31, 1996 by classification were as follows:

                                                                Unrealized      Unrealized
        (in thousands)                      Cost Basis          Gains           Losses           Fair Value
                                            ----------          -----           ------           ----------
        Debt securities:
          U.S. Government &
          Government Agency
          securities                           $45,679           $47            $(224)              $45,502

          Corporate Bonds                       14,974            32              (49)               14,957

       Equity investments                           --           124               --                   124
                                               -------          ----             ----                ------

             Total                             $60,653          $203            $(273)              $60,583
                                               =======         =====             =====              =======

        At December 31, 1997, scheduled maturities for debt securities were less than one year for $13,322,000 and between one and five years for $41,086,000.

        The Company realized gains of $176,000 and losses of $298,000 on the disposal of marketable securities during 1997 and gains of $279,000 and losses of $379,000 on the disposal and write-down of marketable securities during 1996.

 6.     Property and Equipment
        ----------------------

                                                                       December 31,
                                                                       ------------
         (in thousands)                                          1997               1996
                                                                 ----               ----
          Laboratory equipment                                   $11,880            $10,408
          Computer and related equipment                           4,103              3,136
          Furniture and other                                      2,421              2,239
          Buildings and building improvements                     48,951             47,253
                                                                  ------            -------
                                                                  67,355             63,036
          Accumulated depreciation and
              amortization                                       (35,125)           (29,424)
                                                                 -------            -------
                                                                  32,230             33,612
          Construction in progress                                 1,353              3,227
                                                                  ------            -------
                                                                 $33,583            $36,839
                                                                 =======            =======

 7.     Other Assets
        ------------

                                                                       December 31,
                                                                       ------------
          (in thousands)                                         1997               1996
                                                                 ----               ----
          Deposits                                               $  387             $  193
          Other assets                                              188                216
          Equity investments                                      1,067              1,000
          Employee notes receivable                                 594              1,010
                                                                   ----              -----
                                                                 $2,236             $2,419
                                                                 ======             ======

 8.     Other Accrued Liabilities
        -------------------------

                                                                       December 31,
                                                                       ------------
          (in thousands)                                         1997               1996
                                                                 ----               ----
          Accrued Medicaid rebates                               $ 1,191            $ 1,393
          Accrued payroll                                          2,881              3,502
          Profit distribution to third parties                     1,911              1,210
          Accrued clinical trial expenses                            200                832
          Accrued royalties payable                                   51              1,790
          Deferred equity purchase                                 3,000                 --
          Other                                                    1,900              1,284
                                                                  ------             ------

                                                                 $11,134            $10,011
                                                                 =======            =======


 9.     Lease and Debt Commitments
        --------------------------

        a. Operating leases

        The Company leases facilities in California and the land on which the Company's Mountain View, California facilities are located under operating leases. The long-term ground lease expires in 2053. Beginning in July 2010, a portion of the annual ground rent is subject to renegotiation. In addition, the Company has entered into operating leases covering certain laboratory and computer equipment.

        Future minimum payments under these leases are as follows:

                                                              Land and
                                                            Facilities                     Equipment
                                                             Operating                     Operating
             (in thousands)                                     Leases                        Leases
                                                                ------                        ------
             1998                                               $  910                        $538
             1999                                                  944                         327
             2000                                                  980                          --
             2001                                                1,016                          --
             2002                                                  268                          --
             Thereafter                                          1,855                          --
                                                                 -----                        ----
                                                                $5,973                        $865
                                                                ======                        ====

             Rent expense for all facilities operating leases was approximately $1,112,000, $1,177,000 and $456,000 in 1997, 1996 and 1995,
             respectively.


          b. Borrowing arrangements

          At December 31, 1997, the Company's debt consisted of two five-year notes, secured by equipment, at interest rates of 9.9% and 9.8%, due in April 1998 and October 1998, respectively. Under the terms of the notes, the Company is required to maintain certain covenants concerning minimal tangible net worth, current ratio, liabilities to net worth ratio and minimum cash and marketable securities balances.

          In December 1997, the Company repaid a $3 million bank loan entered into in 1995 and renewed in 1996.

          As part of the AURICULIN agreement, Genentech committed to loan the Company up to $30 million. The $30 million was drawn down in March of 1997, and bears interest at the prime rate (8.5% at December 1997). The loan and accrued interest is repayable in cash or Scios common stock, at the prevailing market price, at the Company's option at any time through December 31, 2002.

          c. Wyeth-Ayerst loan commitment

          As part of the FIBLAST agreement, Wyeth-Ayerst has committed to loan the Company up to $12 million to fund expansion of the Company's manufacturing facility for FIBLAST. The loan can be drawn down through the year 2004, and will bear interest at the one-year LIBOR rate plus 0.225% (5.894% at December 31, 1997). No amounts were outstanding under the agreement at December 31, 1997.

10.       Litigation
          ----------

          On December 10, 1997, the Company announced that the plaintiffs in the securities class action against the Company had dismissed their appeal of a September 1996 Federal Court judgment in favor of Scios. The judgment in the United States District Court for the Northern District of California dismissed with prejudice a lawsuit that had been filed by certain stockholders in May, 1995 against the Company and Richard
          L. Casey, its chairman and chief executive officer, on behalf of the individual plaintiffs and on behalf of other purchasers of the Company's stock during the period from October 6, 1993 to May 2, 1995. The action alleged violations of federal securities laws, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, regarding the Company and clinical trials involving AURICULIN.

          On November 29, 1995, the Company was notified by the United States Environmental Protection Agency ("EPA") that it may have a liability in connection with the clean-up of a toxic waste site arising out of the alleged disposal of hazardous substances by a subcontractor of Nova Pharmaceutical Corporation, which the Company acquired in 1992. The Company is one of many potentially responsible parties that have been identified as associated with this specific site. The Company is in discussions with the EPA to finalize the amount of potential liability.

11.       Research and Development Commitments
          ------------------------------------

          a. Research commitments

          The  Company's   commitments  for  research  sponsorship  payments  to
          collaborators and institutions during 1998, 1999 and 2000 aggregate approximately $82,000.

          b. Commitments to research partnerships

          Under the Company's collaboration agreement with Wyeth-Ayerst for the development and commercialization of FIBLAST, the Company is obligated to pay 30% of the joint development expenses with Wyeth-Ayerst responsible for the remaining 70%.

          In 1988, the Company exercised its option to purchase the interests of Biotechnology Research Partners, a limited partnership in a joint venture and made a down payment of $575,000. The balance of the purchase price is to be paid in quarterly installments in accordance with the following formula: (i) until the minority partners have received payments of approximately $22.8 million, the Company will pay approximately 37% of the royalty income from third-party licenses and approximately 3.7% of the Company's gross sales of Partnership products; (ii) thereafter, until the minority partners have received aggregate payments of approximately $34.1 million, the Company will pay approximately 31% of the royalty income and approximately 3.1% of the Company's gross sales of Partnership products; and (iii) thereafter, until the earlier of 20 years from the date of exercise of the option or the time all patents relating to the Partnership's technology expire and all information relating to that technology becomes part of the public domain, the Company will pay to the minority partners approximately 20.5% of the royalty income and approximately 2% of the Company's gross sales of Partnership products. Partnership products for which minority partners will receive payments include AURICULIN and FIBLAST.

          In December 1992, the Company exercised its option to acquire all interests in Nova Technology Limited Partnership for $20.4 million. The Company also issued contingent payment rights to all limited partners of the partnership, pursuant to which the Company is obligated until January 15, 2008 to pay royalties on the sale or license of certain products that were under development by the partnership. As of December 31, 1997, $51,000 was accrued for payment in 1998 as a result of royalties associated with the commercialization of Guilford Pharmaceuticals' GLIADEL(R) wafer.

12.       Stockholders' Equity
          --------------------

          At  December  31,  1997,   warrants  were   outstanding   to  purchase
          approximately 789,000 shares of the Company's common stock at $26.74 per share and are exercisable through June 1998.

          a. Convertible preferred stock

          The Company's convertible preferred stock may be issued in series that have such rights as may be designated by the Board of Directors from time to time. There were no shares of preferred stock issued and outstanding at December 31, 1997. In 1997, Genentech converted 12,632 shares of preferred stock into 1,263,200 shares of common stock.

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

13.       Employee Benefits and Stock Option Plans
          ----------------------------------------

          The Company has a qualified profit sharing plan and trust under Internal Revenue Service Code sections 401(a) and 401(k). Employees are eligible to participate in the plan the first day of the month after hire and can elect to contribute to the plan up to 15% of salary subject to current statutory limits. In 1997, the Company matched employee contributions at a rate of 100% to a maximum of $3,000 per employee, except as restricted by statutory limits. The Company contribution is 100% vested at the end of an employee's third year of employment. Company contributions to the plan totaled approximately $664,000 in 1997, $649,000 in 1996 and $633,000 in 1995.

          Under the Company's stock option plans, the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the vesting period and the exercise price (which cannot be less than fair market value at date of grant for incentive stock options or 85% of fair market value ("FMV") for nonstatutory options). To date, the Company has only granted options at prices equal to the fair market value at the time of the grant. The options are exercisable at times and in increments as specified by the Board of Directors, generally expire ten years from date of grant and fully vest over periods from three to five years. The following shares are authorized and available for grant as of December 31, 1997:

                                                                 Shares
      Plan                   Shares           Options         Available
      Title              Authorized       Outstanding         for Grant                  Option Price
      -----              ----------       -----------         ---------                  ------------
      1983/86            2,200,000        939,027                    --                  Not less than 85% of FMV
      1989                 170,000         25,000                    --                  Fair Market Value
      1992               5,000,000      2,461,765             1,793,121                  Not less than 85% of FMV
      1996                 700,000        560,350               134,848                  Not less than 85% of FMV
      NQ                   443,161             --                    --                  Not less than 85% of FMV

       Additional information with respect to the activity of outstanding options is summarized in the following table:

                                                            Number of                           Aggregate
       Common Stock                                            Shares       Option Price            Price
       ------------                                            ------       ------------            -----
                                                                                             (in thousands)
       Balances at December 31, 1994                        3,694,835       $0.16-$21.13        $28,259

         Granted                                              780,580       $3.50-$ 7.50          5,512
         Exercised                                           (123,171)      $0.16-$ 7.13           (512)
         Canceled                                            (520,701)      $2.56-$21.13         (4,237)
                                                            ---------      ------------         -------

       Balances at December 31, 1995                        3,831,543       $2.56-$21.13        $29,022

         Granted                                              627,000       $4.56-$ 6.88          3,579
         Exercised                                           (155,142)      $2.56-$ 7.13           (594)
         Canceled                                            (527,078)      $3.50-$21.13         (3,797)
                                                             --------       ------------        -------

       Balances at December 31, 1996                        3,776,323       $3.50-$21.13        $28,210

         Granted                                              819,740       $6.06-$ 8.13          5,266
         Exercised                                           (262,621)      $4.13-$ 9.13         (1,641)
         Canceled                                            (347,300)      $5.44-$15.06         (2,491)
                                                             --------       ------------        -------

       Balances at December 31, 1997                        3,986,142       $3.50-$21.13        $29,344
                                                            =========       ============        =======

        The following pro forma information has been prepared following the provisions of SFAS No. 123 (in thousands, except per share amounts):

                                                                                 December 31,
                                                                                 ------------
        (in thousands, except per share amounts)                   1997              1996            1995
                                                                   ----              ----            ----
        Net loss - as reported                                    ($38,667)         ($18,403)       ($26,382)

        Net loss - pro forma                                       (40,163)          (19,029)        (26,617)

        Net loss per common share                                   ($1.07)           ($0.51)         $(0.74)
          and per common share -
          assuming dilution -
          as reported

        Net loss per share                                          ($1.10)           ($0.53)         $(0.74)
          and per common share -
          assuming dilution -
          pro forma

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing method assuming the following parameters:


         December 31,                                              1997              1996            1995
         -------------------------------------------------------------------------------------------------------------
         Risk free interest rate                                   5.87              6.41            6.41
         Expected life (years)                                        5                 5               5
         Volatility                                               .7920             .8134           .8134
         Dividend yield                                              --                --              --

        The weighted average fair value of options granted in 1997, 1996 and 1995 was $4.33, $3.92 and $4.88 respectively.


        The impact on pro forma loss per share and net loss in the table above may not be indicative of the effect in future years as options vest over several years and the Company continues to grant stock options to employees. This policy may or may not continue.


        The options outstanding by range of exercise price at December 31, 1997 and 1996 are as follows:

       December 31, 1997
                                                                        Weighted
                                            Number of                    Average                        Weighted
                                              Options                  Remaining                        Average
       Exercise Price                     Outstanding           Contractual Life                 Exercise Price
       --------------                     -----------           ----------------                 --------------
       $3.50-$ 6.13                       1,170,118                      7.93                        $  5.74
       $6.25-$ 7.00                         528,664                      2.60                        $  6.74
       $7.13-$ 7.13                         907,412                      4.81                        $  7.13
       $7.21-$ 9.00                         850,890                      6.96                        $  7.84
       $9.13-$21.13                         529,058                      4.00                        $ 11.20
       ------------                       ---------                      ----                         ------
       $3.50-$21.13                       3,986,142                      5.78                        $  7.36
       ============                       =========                      ====                        =======

       December 31, 1996
                                                                        Weighted
                                            Number of                    Average                       Weighted
                                              Options                  Remaining                        Average
       Exercise Price                     Outstanding           Contractual Life                 Exercise Price
       --------------                     -----------           ----------------                 --------------
       $3.50-$ 6.13                           789,066                      7.83                        $  5.47
       $6.50-$ 7.00                           674,932                      3.36                        $  6.81
       $7.13-$ 7.13                           919,190                      5.75                        $  7.13
       $7.21-$ 9.00                           837,696                      7.53                        $  7.82
       $9.13-$21.13                           555,439                      4.91                        $ 11.15
       ------------                         ---------                      ----                         ------
       $3.50-$21.13                         3,776,323                      6.03                        $  7.47
       ============                         =========                      ====                        =======

        The options currently exercisable by range of exercise price at December 31, 1997 and 1996 are as follows:

       December 31, 1997
                                                                    Number of                  Weighted
                                                                      Options                   Average
       Exercise Price                                             Exercisable            Exercise Price
       --------------                                             -----------            --------------
       $3.50-$ 6.13                                                   461,127                   $ 5.74
       $6.50-$ 7.00                                                   423,078                   $ 6.82
       $7.13-$ 7.13                                                   897,912                   $ 7.13
       $7.21-$ 9.00                                                   243,157                   $ 8.08
       $9.13-$21.13                                                   529,058                   $11.20
       ------------                                                 ---------                   ------
       $3.50-$21.13                                                 2,554,332                   $ 7.76
       ============                                                 =========                  =======

       December 31, 1996
                                                                    Number of                  Weighted
                                                                      Options                   Average
       Exercise Price                                             Exercisable            Exercise Price
       --------------                                             -----------            --------------
       $3.50-$ 6.13                                                   297,180                   $ 5.67
       $6.50-$ 7.00                                                   530,103                   $ 6.82
       $7.13-$ 7.13                                                   752,723                   $ 7.13
       $7.21-$ 9.00                                                   243,598                   $ 8.12
       $9.13-$21.13                                                   539,710                   $11.16
       ------------                                                 ---------                   ------
       $3.50-$21.13                                                 2,363,314                   $ 7.90
       ============                                                 =========                  =======

14.     Significant Customers
        ---------------------

        In 1997 and 1995, no individual customer or partner contributed more than 10% of total revenues. In 1996, Wyeth-Ayerst contributed 21% of total revenues.

        At December 31, 1997, the $5.2 million in accounts receivable included the following receivables associated with Commercial Operations: $0.6 million from Ortho-McNeil, $0.9 million from Wyeth-Ayerst and $3.2 million from SB.

15.     Income Taxes
        ------------

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

        The Company has federal and state income tax net operating loss ("NOL") and research credit carryforwards at December 31, 1997 for tax purposes available as follows:

        FederalNOL                                             $275,000,000
        State NOL                                                 9,600,000
        Federal Research Credit                                  10,200,000
        State Research Credit                                     3,000,000

        These federal and state NOL carryforwards expire in the years 1998 through 2012, and 1998 through 2002, respectively. The federal and state research credit carryforwards expire in the years 1998 through 2012, and 2002 through 2012, respectively.

        Due to a change in the ownership of the Company, as defined, a portion of the federal and state NOL carryover is subject to an annual utilization limitation. Should another change in ownership occur, future utilization of the Company's NOL carryforwards may be subject to additional limitations.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

                                                                           Year Ended December 31,
        (in thousands)                                                 1997                                1996
                                                                  -----------                         --------
        Depreciable and amortizable
          assets, primarily technology                            $   7,900                           $   8,500
        Other accrued liabilities                                     4,800                               3,400
        State (net of federal benefit)                                8,800                               7,000
        Net operating loss carryforward                              93,600                              84,600
        Research credit                                              10,200                               9,500
        Valuation allowance                                        (125,300)                           (113,000)
                                                                  ---------                             --------

        Net deferred tax asset                                    $     --                            $      --
                                                                  =========                           ==========

        Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.