Form 10-Q
period 1998-03-31
SCIOS INC
filed 1998-05-14
CIK 726512

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark  One)

_X_ QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title                                                        Outstanding

Common Stock, $.001 par value                                __________

                                   SCIOS INC.
                                AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                                   SCIOS INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        (In thousands, except share data)

    ASSETS                                                         March 31,           December 31,
                                                                      1998                 1997
                                                                   ----------          ------------
                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents                                          $18,535              $10,197
    Marketable securities                                                3,500               13,322
    Accounts receivable, net                                             1,471                5,215
    Prepaid expenses                                                       583                  600
                                                                   ------------         ------------
      Total current assets                                              24,089               29,334

Marketable securities, non-current                                      52,513               41,181
Investment in affiliate                                                 10,150               10,537
Property and equipment, net                                             33,200               33,583
Other assets                                                             1,934                2,236
                                                                   ------------         ------------

TOTAL ASSETS                                                          $121,886             $116,871
                                                                   ------------         ------------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                    $1,912               $1,685
    Other accrued liabilities                                            7,559               11,134
    Deferred contract revenue                                           11,951               11,652
    Current portion of long-term debt and capital leases                   141                  339
                                                                   ------------         ------------
      Total current liabilities                                         21,563               24,810

Long-term debt and capital leases                                       32,557               31,919
                                                                   ------------         ------------
      Total liabilities                                                 54,120               56,729
                                                                   ------------         ------------


Stockholders' equity:
    Preferred stock; $.001 par value; 20,000,000
       shares authorized; none issued and outstanding:                      --                   --
    Common stock; $.001 par value; 150,000,000
       shares authorized; issued and outstanding:
       38,368,210 and 38,032,120, respectively                              38                   38
    Additional paid-in capital                                         415,481              411,045
    Treasury stock                                                      (2,660)              (4,758)
    Notes receivable from stockholders                                    (203)                 (13)
    Net unrealized gains on securities                                     244                  288
    Accumulated deficit                                               (345,134)            (346,458)
                                                                   ------------         ------------
      Total stockholders' equity                                        67,766               60,142
                                                                   ------------         ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $121,886             $116,871
                                                                   ------------         ------------


        The accompanying notes are an integral part of these consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                        (In thousands, except share data)

                                                                          Three months ended
                                                                              March 31,
                                                                      1998                 1997
                                                                   ------------         ------------
                                                                             (Unaudited)
Revenues:
    Product sales                                                       $8,430               $6,159
    Co-promotion commissions                                             1,268                1,696
    Research & development contracts                                     4,592                  474
                                                                   ------------         ------------
                                                                        14,290                8,329
                                                                   ------------         ------------

Costs and expenses:
    Cost of goods sold                                                   4,805                3,854
    Research and development                                            10,527               10,880
    Marketing, general and administration                                4,715                5,326
    Profit distribution to third parties                                 1,070                  567
                                                                   ------------         ------------
                                                                        21,117               20,627
                                                                   ------------         ------------

Loss from operations                                                    (6,827)             (12,298)

Other income:
    Investment income                                                      987                  791
    Interest expense                                                      (650)                (134)
    Realized gains (losses) on securities                                8,039                 (105)
    Other income, net                                                       19                  148
                                                                   ------------         ------------
                                                                         8,395                  700

Equity in net loss of affiliates                                          (244)                (611)
Minority interests                                                          --                   77
                                                                   ------------         ------------
    Net income (loss)                                                   $1,324             ($12,132)
                                                                   ------------         ------------

Earnings (loss) per common share:
    Basic                                                                $0.04               ($0.34)
                                                                   ------------         ------------
    Diluted                                                              $0.03               ($0.34)
                                                                   ------------         ------------

    Weighted average number of common shares outstanding used in calculation of:

    Basic                                                           37,273,536           35,831,662
                                                                   ------------         ------------
    Diluted                                                         38,835,221           35,831,662
                                                                   ------------         ------------

      The accompanying notes are an integral part of these consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                          Three months ended
                                                                              March 31,
                                                                      1998                 1997
                                                                   ------------         ------------
                                                                             (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                                   $ 1,324             ($12,132)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Depreciation and amortization                                        971                1,345
      Accrued long-term interest payable                                   638                   --
      Equity in net loss of affiliates                                     244                  611
      Minority interest                                                     --                  (77)
      Change in assets and liabilities:
        Accounts receivable                                              3,744                1,302
        Accounts payable                                                   227               (1,615)
        Other accrued liabilities                                         (576)              (3,489)
        Other                                                              128                  192
        Deferred contract revenue                                          299                5,000
                                                                   ------------         ------------
             Net cash provided by (used in) operating activities         6,999               (8,863)
                                                                   ------------         ------------

Cash flows from investing activities:
   Purchases of property and equipment                                    (588)              (1,026)
   Proceeds from sale of investment in affiliate                           144                   --
   Sales/maturities of marketable securities                            74,373               89,091
   Purchases of marketable securities                                  (75,927)             (78,032)
                                                                   ------------         ------------
             Net cash provided by (used in) investing activities        (1,998)              10,033
                                                                   ------------         ------------

Cash flows from financing activities:
   Issuance of common stock and collection of notes receivable from
      stockholders, net                                                  3,535                   --
   Purchase of treasury stock                                               --                 (349)
   Payment of notes payable and capital leases                            (198)                (116)
   Proceeds from notes payable and capital leases                           --               30,000
                                                                   ------------         ------------
             Net cash provided by financing activities                   3,337               29,535
                                                                   ------------         ------------

Net increase in cash and cash equivalents                                8,338               30,705
Cash and cash equivalents at beginning of period                        10,197                1,587
                                                                   ------------         ------------
Cash and cash equivalents at end of period                            $ 18,535             $ 32,292
                                                                   ------------         ------------

Supplemental cash flow data:
   Cash paid during the period for interest                               ($12)               ($134)
Supplemental disclosure of non-cash investing
   and financing:
   Change in net unrealized gains on securities                           ($44)               ($256)
   Investment in affiliate                                               ($388)               ($611)


       The accompanying notes are an integral part of these consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.       Basis of Presentation and Accounting Policies

                  The unaudited consolidated financial statements of Scios Inc. ("Scios" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 1998 and the Company's consolidated results of operations and cashflows for the three-month periods ended March 31, 1998 and 1997. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

                  These financial statements and the notes accompanying them should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997. Investors are encouraged to review the Form 10-K for a broader discussion of the Company's business and the opportunities and risks inherent in the Company's business. Copies of the 10-K are available from the Company on request.

                  The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

                  Effective December 31, 1997, the Company adopted Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" and, accordingly, all prior periods presented have been restated. Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding for the period. Diluted net income (loss) is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. In 1997, common equivalent shares are excluded from the computation of net loss per common share - assuming dilution as their effect is anti-dilutive.

                  The  Company  has  adopted  the  provisions  of  Statement  of
         Financial  Accounting  Standards  No.  130,  "Reporting   Comprehensive
         Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains, and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income which are excluded from net income are not significant, individually or in aggregate, and therefore, no separate statement of comprehensive income has been presented.

         The following table sets forth the computation of Scios' basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                                                   1998                1997
                  -------------------------------------------------------    ----------           ---------
                  Numerator

                  Basic
                     Net income (loss)                                       $    1,324           $(12,132)

                  Diluted
                     Net income (loss)                                       $    1,324           $(12,132)

                  Denominator

                  Basic
                     Weighted average shares                                     37,274             35,832
                     Effect of dilutive securities:
                       Employee stock options                                     1,562                ---
                     Weighted average shares and assumed
                        conversions                                              38,836             35,832

                  Basic earnings (loss) per share                            $     0.04           $  (0.34)

                  Diluted earnings (loss) per share                          $     0.03           $  (0.34)

         -------------------------------------------------------
         The potentially dilutive effect of outstanding options to purchase common stock would have been anti-dilutive in 1997, and they were therefore excluded from the 1997 diluted earnings calculation. Although potentially dilutive, the payoff of the Genentech loan through the issuance of common stock would have been anti-dilutive in both 1997 and 1998 and was therefore excluded from the calculations.

2.          Subsequent Events

                  In April 1998, Scios and Ortho-McNeil Pharmaceutical, an affiliate of Johnson and Johnson, agreed to terminate the co-promotion contract for Haldol(R) Decanoate because of new generic competition. Concurrently, the Company initiated a new agreement with Janssen Pharmaceutica for the co-promotion of Janssen's product Risperdal(R) (risperidone).

                  Also in April 1998, Scios filed a New Drug Application with the US Food and Drug Administration requesting approval for Natrecor(R) (nesiritide) for the treatment of acute congestive heart failure.

                  On May 6, 1998, Scios announced the termination of a co-promotion agreement with Wyeth-Ayerst Laboratories, a division of American Home Products Corporation, under which Scios has been co-promoting Effexor(R) (venlafaxine HCl), Wyeth-Ayerst's proprietary antidepressant.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         In accordance with Federal law, Scios reminds readers that the following discussion contains forward-looking statements about plans, objectives, future results and intentions of Scios. These forward-looking statements are based on the current expectations of the Company, and the Company assumes no obligation to update this information. Realization of these plans and results involves risks and uncertainties, and the Company's actual results could differ materially from the historical results or future plans discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those items discussed below, as well as the considerations discussed in the Company's Form 10-K for the year ended December 31, 1997.

 Operating Results

         Net income for the quarter ended March 31, 1998 was $1.3 million compared to a net loss of $12.1 million in the corresponding quarter of 1997. Net income was primarily due to the gain realized on the sale of the Company's entire equity interest in its subsidiary Karo Bio AB ("Karo Bio"), and higher revenue from product sales and research and development contracts.

         Total revenues for the three months ended March 31, 1998 increased to $14.3 million from $8.3 million in the corresponding period of 1997. Product sales from psychiatric products under license from SmithKline Beecham Corporation (the "SB Products") increased to $8.4 million from $6.2 million for the three months ended March 31, 1998 and 1997, respectively. Although SB Product sales increased quarter-to-quarter, the Company continues to expect that over time the sales of these products will erode because of competition from new market entrants and generic drugs. Co-promotion commissions declined to $1.3 million in 1998 from $1.7 million in 1997. The decrease in co-promotion commissions was the result of lower sales of Haldol(R) Decanoate. Contract revenues for the three months ended March 31, 1998 increased $4.1 million from the corresponding period in 1997, principally due to receipt of a milestone payment from Novo Nordisk for development of insulinotropin, and funding for the Company's Alzheimer's research program.

         Total costs and expenses for the three months ended March 31, 1998 were $21.1 million versus $20.6 million for the same period in 1997. Spending for research and development decreased to $10.5 million in 1998 from $10.8 million in 1997. Expenses for marketing, general and administration decreased to $4.7 million from $5.3 million for the three-month periods ended March 31, 1998 and 1997, respectively, because of a decrease in staffing and lower consulting expenses. The first quarter increase from 1997 to 1998 in cost of goods and profit distribution to third parties was the result of higher SB Product sales.

         Other income increased to $8.4 million in the quarter ended March 31, 1998 from $0.7 million in the comparable quarter of 1997. The increase was principally due to a gain on the sale of the Company's entire interest in its subsidiary, Karo Bio, through a public stock offering completed in March 1998. Following the sale of its stock, the Company no longer has any financial interest in the results of Karo Bio. Interest expense increased $0.5 million in the first quarter from 1997 to 1998 due to interest on the loan from Genentech Inc., which was drawn down at the end of the first quarter of 1997. The equity in the net loss of affiliates of $0.2 million in 1998 and $0.6 million in 1997 is the Company's proportional share of losses of Guilford Pharmaceuticals Inc. ("Guilford"), an affiliate of the Company which completed an initial public offering in 1994. The Company's proportional share of Guilford was 7% and 10% on March 31, 1998 and 1997, respectively. The Company's proportional share of Guilford declined as a result of Guilford's issuance of additional common stock in April 1997, and Scios' sale of 12,500 shares of Guilford stock in 1997 and 20,000 shares in 1998.

         The ability of the Company to achieve profitability depends principally on the Company's success in developing and commercializing its own products and on its ability to complete agreements with third parties that result in additional revenue. Among the factors that will determine the Company's success in commercializing its products are: the demonstrated safety and efficacy of products in development; the cost of and the time taken to complete clinical trials and regulatory submissions; the timing and scope of regulatory approvals, particularly with respect to the Company's lead products Natrecor(R) (nesiritide) and Fiblast(R) (trafermin); the Company's ability to secure a cost-effective supply; the Company's success in developing and implementing cost effective sales and marketing strategies either on its own behalf or in partnership with other companies; and the level of market acceptance if products are approved, both at product launch and over time. The Company's ability to raise additional revenue through third parties will be dependent on the factors described above, as well as other factors such as: its success in marketing and selling the third-party products which it may acquire the right to co-promote; the disposition of various patent proceedings related to the protection of the Company's potential products; the perceived value of the Company's current product portfolio and research programs to outside parties; and the success of third parties, such as Kaken Pharmaceutical Co., Ltd. in Japan and Wyeth-Ayerst Laboratories in the United States, in developing and commercializing the Company's products.


Liquidity and Capital Resources

         Combined cash, cash equivalents and marketable securities (both current and non-current) totaled $74.5 million at March 31, 1998, an increase of $9.8 million from December 31, 1997. The increase was primarily attributable to $7.7 million received from the sale of Karo Bio stock and the exercise of $3.5 million in stock options during the quarter, which was partially offset by net operating expenses.

         The Company has experienced net operating losses since its inception and expects to continue to incur losses for at least the next two years. The Company's ability to achieve and sustain profitability, and therefore the rate of utilization of the Company's current financial resources, will depend upon a number of factors, including the Company's success in securing a partner for Natrecor(R) (nesiritide), and the success and timeliness of its product development, clinical trial, regulatory approval and product introduction efforts. Other contributing factors will be the Company's ability to develop new revenue sources to support research and development programs and its success in marketing and promoting the products of third-parties that may be licensed by the Company.

         The Company's cash resources of $74.5 million at March 31, 1998, together with revenues from product sales, collaborative agreements and interest income, proceeds from the sale of stock held as equity investments, and any funding from existing or future debt arrangements, will be used to support current and new clinical trials for proprietary products under development, to support commercialization efforts for prospective products and for other general purposes. The Company believes its cash resources will be sufficient to meet its operating and capital requirements for at least the next several years. Key factors that will affect future cash use and the timing of the Company's need to seek additional financing include the Company's decisions concerning the degree to which it will incur expenses to launch its products in the United States market following the necessary regulatory approvals, the results of the Company's partnering efforts, the timing and amounts realized from licensing and partnering activities, the rate of spending required to develop the Company's products and respond to changing business conditions, and the net contribution produced by the Company's ability to co-promote and market products for third parties.

         Over the long-term, the Company will need to arrange additional financing for the future operation of its business, including the commercialization of products currently under development, and it will consider collaborative arrangements and additional public or private financings, including additional equity financings. Factors influencing the availability of additional funding include, but are not limited to, the Company's progress in product development, investor perception of the Company's prospects and the general conditions of the financial markets.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SCIOS INC.

May  , 1998                          By:  /s/ Richard L. Casey
Date                                          Richard L. Casey, Chairman and CEO



May  , 1998                          By:  /s/ David Southern
Date                                          David Southern, Controller
                                              (Chief Accounting Officer)