Form 10-Q
period 1998-06-30
SCIOS INC
filed 1998-08-13
CIK 726512

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ___________

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Stock, $.001 par value                                38,368,652

                                   SCIOS INC.
                                AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

                                   SCIOS INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        (In thousands, except share data)

    ASSETS                                                               June 30,            December 31,
                                                                           1998                 1997
                                                                       -------------         -----------
                                                                       (Unaudited)
Current assets:
    Cash and cash equivalents                                                $6,697             $10,197
    Marketable securities                                                     3,144              13,322
    Accounts receivable                                                      11,355               5,215
    Prepaid expenses                                                            313                 600
                                                                       -------------         -----------
      Total current assets                                                   21,509              29,334

Marketable securities, non-current                                           67,852              41,181
Investment in affiliate                                                       9,569              10,537
Property and equipment, net                                                  32,773              33,583
Other assets                                                                  1,869               2,236
                                                                       -------------         -----------

TOTAL ASSETS                                                               $133,572            $116,871
                                                                       -------------         -----------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         $3,813              $1,685
    Other accrued liabilities                                                 6,131              11,134
    Deferred contract revenue                                                11,681              11,652
    Current portion of long-term debt and capital leases                         42                 339
                                                                       -------------         -----------
      Total current liabilities                                              21,667              24,810

Long-term debt and capital leases                                            33,194              31,919
                                                                       -------------         -----------
      Total liabilities                                                      54,861              56,729
                                                                       -------------         -----------


Stockholders' equity:
    Preferred stock; $.001 par value; 20,000,000
       shares authorized; none issued and outstanding:                           --                  --
    Common stock; $.001 par value; 150,000,000
       shares authorized; issued and outstanding:
       38,368,652 and 38,032,120, respectively                                   38                  38
    Additional paid-in capital                                              415,903             411,045
    Treasury stock                                                           (2,299)             (4,758)
    Notes receivable from stockholders                                         (384)                (13)
    Net unrealized gains on securities                                          284                 288
    Accumulated deficit                                                    (334,831)           (346,458)
                                                                       -------------         -----------
      Total stockholders' equity                                             78,711              60,142
                                                                       -------------         -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $133,572            $116,871
                                                                       -------------         -----------

          The accompanying notes are an integral part of these consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                        (In thousands, except share data)

                                                           Three months ended                    Six months ended
                                                                June 30,                             June 30,
                                                         1998              1997               1998               1997
                                                    ---------------    --------------    ----------------    --------------
                                                                 (Unaudited)                          (Unaudited)
Revenues:
      Product sales                                         $4,729            $7,537             $13,159           $13,696
      Co-promotion commissions                               1,985             1,423               3,253             3,119
      Research & development contracts                      22,881             1,922              27,473             2,396
                                                    ---------------    --------------    ----------------    --------------
                                                            29,595            10,882              43,885            19,211
                                                    ---------------    --------------    ----------------    --------------

Costs and expenses:
      Cost of goods sold                                     2,985             4,369               7,790             8,223
      Research and development                              11,930            13,059              22,457            23,939
      Marketing, general and administration                  4,486             5,022               9,198            10,348
      Profit distribution to third parties                     128               896               1,198             1,463
                                                    ---------------    --------------    ----------------    --------------
                                                            19,529            23,346              40,643            43,973
                                                    ---------------    --------------    ----------------    --------------

Income (loss) from operations                               10,066           (12,464)              3,242           (24,762)

Other income:
      Investment income                                        962             1,136               1,948             1,927
      Interest expense                                        (643)             (750)             (1,292)             (884)
      Realized gains (losses) on securities                     39               (74)              8,077              (179)
      Other income, net                                        460                 1                 477               149
                                                    ---------------    --------------    ----------------    --------------
                                                               818               313               9,210             1,013

Equity in net loss of affiliates                              (581)             (525)               (825)           (1,136)
Minority interests                                              --                --                  --                77
                                                    ---------------    --------------    ----------------    --------------
      Net income (loss)                                    $10,303          ($12,676)            $11,627          ($24,808)
                                                    ---------------    --------------    ----------------    --------------

Earnings (loss) per common share:
      Basic                                                  $0.27            ($0.35)              $0.31            ($0.69)
                                                    ---------------    --------------    ----------------    --------------
      Diluted                                                $0.26            ($0.35)              $0.30            ($0.69)
                                                    ---------------    --------------    ----------------    --------------

      Weighted average number of common shares outstanding used in calculation of:

      Basic                                             37,850,807        35,826,469          37,562,172        35,829,065
                                                    ---------------    --------------    ----------------    --------------
      Diluted                                           42,092,920        35,826,469          38,733,164        35,829,065
                                                    ---------------    --------------    ----------------    --------------

                 The   accompanying   notes  are  an  integral   part  of  these
consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                  Six months ended
                                                                                      June 30,
                                                                               1998              1997
                                                                            -----------       ------------
                                                                            (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                                          $ 11,627           ($24,808)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Depreciation and amortization                                              1,909              2,738
      Accrued long-term interest payable                                         1,275                638
      Equity in net loss of affiliates                                             824              1,136
      Minority interest                                                             --                (77)
      Change in assets and liabilities:
        Accounts receivable                                                     (6,140)            (1,202)
        Accounts payable                                                         2,128               (824)
        Other accrued liabilities                                               (5,004)            (2,600)
        Other                                                                      282                508
        Deferred contract revenue                                                   29              8,120
                                                                            -----------       ------------
             Net cash provided by (used in) operating activities                 6,930            (16,371)
                                                                            -----------       ------------

Cash flows from investing activities:
   Purchases of property and equipment                                          (1,099)            (1,953)
   Proceeds from sale of investment in affiliate                                   144                 --
   Sales/maturities of marketable securities                                   148,264            101,525
   Purchases of marketable securities                                         (164,759)           (98,115)
                                                                            -----------       ------------
             Net cash provided by (used in) investing activities               (17,450)             1,457
                                                                            -----------       ------------

Cash flows from financing activities:
   Issuance of common stock and collection of notes receivable from
      stockholders, net                                                          7,317                 --
   Purchase of treasury stock                                                       --             (1,767)
   Payment of notes payable and capital leases                                    (297)              (275)
   Proceeds from notes payable and capital leases                                   --             30,000
                                                                            -----------       ------------
             Net cash provided by financing activities                           7,020             27,958
                                                                            -----------       ------------

Net increase (decrease) in cash and cash equivalents                            (3,500)            13,044
Cash and cash equivalents at beginning of period                                10,197              1,587
                                                                            ===========       ============
Cash and cash equivalents at end of period                                     $ 6,697           $ 14,631
                                                                            ===========       ============

Supplemental cash flow data:
   Cash paid during the period for interest                                       ($12)             ($246)
Supplemental disclosure of non-cash investing
   and financing:
   Change in net unrealized gains on securities                                    ($4)              ($86)
   Investment in affiliate                                                       ($969)           $ 4,948


         The accompanying notes are an integral part of these consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.       Basis of Presentation and Accounting Policies

                  The unaudited consolidated financial statements of Scios Inc. ("Scios" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at June 30, 1998 and the Company's consolidated results of operations and cash flows for the three- and six-month periods ended June 30, 1998 and 1997. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

                  The  following   table  sets  forth  the  computation  of  the
         Company's basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                           Three months ended               Six months ended
                                                                June 30,                        June 30,
                                                         1998            1997            1998            1997
           -----------------------------------------     -------------   --------------- --------------- ---------------
           Numerator

           Basic
              Net income (loss)                          $   10,303      $ (12,676)      $  11,627       $  (24,808)
                                                             ------         ------          ------           ------
           Diluted
               Net income (loss)                         $   10,303      $ (12,676)      $  11,627       $  (24,808)
               Add: Genentech interest                          638            ---             ---             ---
                                                             ------         ------          ------           ------
              Net income (loss)                          $   10,941         12,676          11,627       $  (24,808)
                                                             ------         ------          ------           ------
           Denominator

           Basic
              Weighted average shares                        37,851         35,826          37,562           35,829
              Effect of dilutive securities:
                Genentech conversion  of
                 loan to common stock                         3,000            ---             ---              ---
                Employee stock options                        1,242            ---           1,171              ---
                                                             ------         ------          ------           ------
              Weighted average shares and
                 assumed conversions                         42,093         35,826          38,733           35,829
                                                             ------         ------          ------           ------
           Basic earnings (loss) per share               $     0.27      $   (0.35)      $    0.31       $    (0.69)
                                                             ------         ------          ------           ------
           Diluted earnings (loss) per share             $     0.26      $   (0.35)      $    0.30       $    (0.69)
                                                             ------         ------          ------           ------

         -----------------------------------------
         The potentially dilutive effect of outstanding options to purchase common stock would have been anti-dilutive in 1997, and they were therefore excluded from both 1997 diluted earnings calculations. If the Genentech loan were paid through the issuance of common stock instead of cash, it would be dilutive in the three-month period ended June 30, 1998, but anti-dilutive for the same period in 1997 and for the six-month periods in 1998 and 1997. Therefore, shares for the Genentech loan were included in calculations for diluted earnings per share in the current quarter in 1998, but excluded from calculations for all other periods in 1998 and 1997.

2.          Subsequent Events


                  On July 21, 1998, Wyeth-Ayerst Laboratories, a division of American Home Products Corporation, and the Company announced the termination of the North American Phase II/III clinical study of Fiblast(R) (trafermin) in acute stroke and the continuation of a similar Phase II/III study in Europe. While the two trials were similar in design, they differed significantly in the duration over which Fiblast(R) (trafermin) was administered. A detailed review of the data from the North American stroke trial is in progress by both companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         In accordance with Federal law, the Company reminds readers that the following discussion contains forward-looking statements about plans, objectives, future results and intentions of the Company. These forward-looking statements are based on the current expectations of the Company, and the Company assumes no obligation to update this information. Realization of these plans and results involves risks and uncertainties, and the Company's actual results could differ materially from the historical results or future plans discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those items discussed below, as well as the considerations discussed in the Company's Form 10-K for the year ended December 31, 1997.

Operating Results

         Net income for the quarter ended June 30, 1998 was $10.3 million compared to a net loss of $12.7 million in the corresponding quarter of 1997. For the six-month periods ended June 30, 1998 and 1997, net income was $11.6 million and the net loss was $24.8 million, respectively. For both the three- and six-month periods, the increase in net income was primarily due to the increase in contract revenue from signing an agreement with Bayer AG ("Bayer") for the commercialization of the Company's product Natrecor(R) (nesiritide).

         Total revenues for the three months ended June 30, 1998 were $29.6 million versus $10.9 million for the corresponding quarter in 1997, and $43.9 million and $19.2 million for the six-month periods ended June 30, 1998 and 1997, respectively. The year-to-year increase was principally due to $20.0 million in contract revenue recognized upon entering into a worldwide strategic alliance with Bayer for the commercialization of Natrecor(R) (nesiritide), receipt of a milestone payment from Novo Nordisk for development of insulinotropin, and funding for the Company's Alzheimer's research program. Product sales from psychiatric products under license from SmithKline Beecham Corporation (the "SB Products") decreased to $13.2 million from $13.7 million for the six-month periods ended June 30, 1998 and 1997, and to $4.7 million from $7.5 million for the three months ended June 30, 1998 and 1997, respectively. SB Product sales decreased year-to-year, and the Company expects that over time the sales of these products will continue to erode because of competition from new market entrants and generic drugs. For the three- and six-month periods ended June 30, 1998, co-promotion commissions were $2.0 million and $3.3 million versus $1.4 million and $3.1 million for the same periods in 1997. The increase in co-promotion commissions was the result of changes in the product lines promoted by the Company in the second quarter of 1998. In April 1998, the Company entered into a new agreement with Janssen Pharmaceutica for the co-promotion of Janssen's product Risperdal(R) (risperidone). In the same time frame, the Company and Ortho-McNeil Pharmaceutical, an affiliate of Johnson and Johnson, agreed to terminate their co-promotion contract for Haldol(R) Decanoate because of new generic competition. In May 1998, the Company announced the termination of the co-promotion agreement with Wyeth-Ayerst Laboratories under which the Company had been co-promoting Effexor(R) (venlafaxine HCl).

         Total costs and expenses for the three and six months ended June 30, 1998 were $19.5 million and $40.6 million, respectively, versus $23.3 million and $44.0 million for the same periods in 1997. For the current quarter, spending for research and development decreased to $11.9 million in 1998 from $13.1 million in 1997, and to $22.5 million from $23.9 million in the six-month periods ended June 30, 1998 and 1997. The year-to-year decreases for both the three- and six-month periods were primarily due to a reduction in clinical trial expenses. Expenses for marketing, general and administration decreased for the six-month periods to $9.2 million from $10.3 million, and to $4.5 million from $5.0 million for the three-month periods ended June 30, 1998 and 1997, respectively. The year-to-year decreases were principally due to lower depreciation expenses for leasehold improvements in 1998 compared to 1997. The decreases in cost of goods and profit distribution to third parties from 1997 to 1998 were the result of lower SB Product sales in 1998.

         Other income increased to $0.8 million in the quarter ended June 30, 1998 from $0.3 million in the comparable quarter of 1997. For the six-month periods ended June 30, 1998 and 1997, other income increased to $9.2 million from $1.0 million. The increase for the six-month period was principally due to a gain on the sale of the Company's entire interest in its subsidiary, Karo Bio AB, a Swedish biotechnology company, through a public stock offering completed in March 1998. Following the sale of its stock, the Company no longer has any financial interest in the results of Karo Bio. For the six-month periods ended June 30, 1998 and 1997, interest expense increased from 1997 to 1998 due to interest on the loan from Genentech Inc., which was drawn down at the end of the first quarter of 1997.

         The increase in equity in the net loss of affiliates for both the three- and six-month periods, was the result of the company's share of losses of Guilford Pharmaceuticals Inc., in which it has a 7% ownership.

         The ability of the Company to achieve profitability depends principally on the Company's success in developing and commercializing its own products and on its ability to complete agreements with third parties that result in additional revenue. Among the factors that will determine the Company's success in commercializing its products are: the demonstrated safety and efficacy of products in development; the cost of and the time taken to complete clinical trials and regulatory submissions; the timing and scope of regulatory approvals, particularly with respect to the Company's lead products Natrecor(R) (nesiritide) and Fiblast(R) (trafermin); the Company's ability to secure a cost-effective supply of product; the Company's success in developing and implementing cost effective sales and marketing strategies either on its own behalf or in partnership with other companies; and the level of market acceptance if products are approved, both at product launch and over time. The Company's ability to raise additional revenue through third parties will be dependent on the factors described above, as well as other factors such as: its success in marketing and selling the third-party products which it may acquire the right to co-promote; the disposition of various patent proceedings related to the protection of the Company's potential products; the perceived value of the Company's current product portfolio and research programs to outside parties; and the success of third parties, such as Bayer and Wyeth-Ayerst Laboratories (in the United States and Europe), Kaken Pharmaceutical Co., Ltd. (in Japan) and Novo Nordisk A/S in developing and commercializing the Company's products.

Liquidity and Capital Resources

         Combined cash, cash equivalents and marketable securities (both current and non-current) totaled $77.7 million at June 30, 1998, an increase of $13.0 million from December 31, 1997. The increase was due to $6.9 million from operations and $7.3 million from the exercise of stock options partially offset by $1.1 million of property and equipment purchases. Included in the cash provided by operating activities was $13.9 million received from Bayer AG immediately upon signing of the worldwide strategic alliance to market Natrecor(R) (nesiritide), $7.7 million received from the sale of Karo Bio stock and a $6.1 million receivable from Bayer which was temporarily withheld pending resolution of the Company's foreign tax filing status and has subsequently been received.

         The Company expects to continue to incur losses until it is able to achieve significant product revenues from the sale of Natrecor(R) (nesiritide). Because the Bayer agreement for Natrecor(R) (nesiritide ) provides for sizable milestone payments that are dependent on regulatory approvals in the United States and Europe, quarter to quarter financial performance during the next few years is expected to show significant fluctuation. The Company's utilization of current financial resources will depend upon a number of factors including the success of Bayer and the Company in securing regulatory approval for Natrecor(R) (nesiritide) and gaining market acceptance for this product, the timeliness of its product development efforts, clinical trials, manufacturing capabilities, regulatory approvals and product introduction efforts for additional products or indications. Other contributing factors will be the Company's ability to develop new revenue sources to support research and development programs and its success in marketing and promoting the products of third-parties that may be licensed by the Company.

         The Company's cash resources of $77.7 million at June 30, 1998, together with revenues from product sales, collaborative agreements and interest income, proceeds from the sale of stock held as equity investments, and any funding from existing or future debt arrangements, will be used to support current and new clinical trials for proprietary products under development, to support commercialization efforts for prospective products and for other general purposes. The Company believes its cash resources will be sufficient to meet its operating and capital requirements for at least the next several years. Key factors that will affect future cash use and the timing of the Company's need to seek additional financing include: the results of the Company's partnering efforts, the rate of spending required to develop the Company's products and respond to changing business conditions, the degree to which the Company will incur expenses to launch its products following the necessary regulatory approvals and the net contribution produced by the Company's ability to co-promote and market products for third parties.

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

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on May 12, 1998.

         (a) The following individuals were elected directors of the Company, each to serve until a successor is elected:

                                         Total Vote For            Total Vote Withheld
         Name                            Each Director             From Each Director
         Samuel H. Armacost              32,372,299                  454,188
         Richard L. Casey                32,297,785                  528,702
         Myron Du Bain                   32,293,972                  532,515
         Donald B. Rice, Ph.D.           32,523,439                  303,048
         Charles A. Sanders, M.D.        32,503,825                  322,662
         Robert W. Schrier, M.D.         31,699,531                1,126,956
         Solomon H. Snyder, M.D.         32,521,027                  305,460
         Burton E. Sobel, M.D.           32,312,308                  514,179
         Eugene L. Step                  32,506,279                  320,208

         (b) The following matters were approved by stockholder vote, with votes cast as indicated:

         To ratify and approve amendments to the Company's 1992 Equity Incentive
         Plan:

         Votes for:                                                 31,136,905
         Votes against                                               1,509,230
         Abstentions:                                                  180,352

         To ratify the selection of Coopers & Lybrand L.L.P. as the Company's independent auditors for fiscal year 1998:

         Votes cast for:                                            32,660,707
         Votes cast against:                                            97,870
         Abstentions:                                                   67,910

         Broker non-votes were not relevant to the foregoing matters.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SCIOS INC.

August 12, 1998                    By:  /s/ Richard L. Casey
Date                                    Richard L. Casey, Chairman and CEO


August 12, 1998                    By:  /s/ David Southern
Date                                    David Southern, Controller
                                        (Chief Accounting Officer)