Form 10-Q
period 1998-09-30
SCIOS INC
filed 1998-11-13
CIK 726512

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

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

                                   SCIOS INC.
                                AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

                                                       SCIOS INC.
                                                    AND SUBSIDIARIES

                                               Consolidated Balance Sheets
                                            (In thousands, except share data)

     ASSETS                                                       September 30,        December 31,
                                                                      1998                 1997
                                                                  ------------         -----------
                                                                  (Unaudited)
Current assets:
     Cash and cash equivalents                                         $11,034             $10,197
     Marketable securities                                               7,709              13,322
     Accounts receivable                                                 3,442               5,215
     Prepaid expenses                                                      381                 600
                                                                  ------------         -----------
       Total current assets                                             22,566              29,334

Marketable securities, non-current                                      63,587              41,181
Investment in affiliate                                                  9,050              10,537
Property and equipment, net                                             32,409              33,583
Other assets                                                             1,887               2,236
                                                                  ------------         -----------

TOTAL ASSETS                                                          $129,499            $116,871
                                                                  ------------         -----------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   $2,703              $1,685
     Other accrued liabilities                                           6,904              11,134
     Deferred contract revenue                                          12,562              11,652
     Current portion of long-term debt and capital leases                   16                 339
                                                                  ------------         -----------
       Total current liabilities                                        22,185              24,810

Long-term debt and capital leases                                       33,832              31,919
                                                                  ------------         -----------
       Total liabilities                                                56,017              56,729
                                                                  ------------         -----------

Stockholders' equity:
     Preferred stock; $.001 par value; 20,000,000
        shares authorized; none issued and outstanding                      --                  --
     Common stock; $.001 par value; 150,000,000
        shares authorized; issued and outstanding
        38,368,652 and 38,032,120, respectively                             38                  38
     Additional paid-in capital                                        416,044             411,045
     Treasury stock                                                     (2,292)             (4,758)
     Notes receivable from stockholders                                   (368)                (13)
     Unearned compensation, net                                           (597)                 --
     Net unrealized gains on securities                                  1,255                 288
     Accumulated deficit                                              (340,598)           (346,458)
                                                                   -----------         -----------
       Total stockholders' equity                                       73,482              60,142
                                                                  ------------         -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $129,499            $116,871
                                                                  ------------         -----------

         The accompanying notes are an integral part of these consolidated financial statements.

                                                        SCIOS INC.
                                                     AND SUBSIDIARIES

                                           Consolidated Statements of Operations
                                             (In thousands, except share data)

                                                           Three months ended                     Nine months ended
                                                              September 30,                         September 30,
                                                         1998               1997               1998               1997
                                                    ---------------    ---------------    ---------------    ---------------
                                                                (Unaudited)                          (Unaudited)
Revenues:
      Product sales                                         $7,407             $8,750            $20,566            $22,446
      Co-promotion commissions                               1,436              1,381              4,691              4,500
      Research & development contracts                       4,747              2,445             32,220              4,841
                                                    ---------------    ---------------    ---------------    ---------------
                                                            13,590             12,576             57,477             31,787
                                                    ---------------    ---------------    ---------------    ---------------

Costs and expenses:
      Cost of goods sold                                     4,167              4,955             11,957             13,178
      Research and development                              10,071              8,261             32,535             32,200
      Marketing, general and administration                  4,985              4,941             14,178             15,289
      Profit distribution to third parties                     711              1,057              1,909              2,520
                                                    ---------------    ---------------    ---------------    ---------------
                                                            19,934             19,214             60,579             63,187
                                                    ---------------    ---------------    ---------------    ---------------

Loss from operations                                        (6,344)            (6,638)            (3,102)           (31,400)

Other income:
      Investment income                                      1,202              1,043              3,151              2,970
      Interest expense                                        (657)              (638)            (1,951)            (1,522)
      Realized gains (losses) on securities                    169                 --              8,246               (179)
      Other income, net                                        382                150                860                299
                                                    ---------------    ---------------    ---------------    ---------------
                                                             1,096                555             10,306              1,568

Equity in net loss of affiliates                              (518)              (346)            (1,343)            (1,482)
Minority interests                                              --                 --                 --                 77
                                                    ---------------    ---------------    ---------------    ---------------
      Net income (loss)                                    ($5,766)           ($6,429)            $5,861           ($31,237)
                                                    ---------------    ---------------    ---------------    ---------------

Earnings (loss) per common share:
      Basic                                                 ($0.15)            ($0.18)             $0.16             ($0.87)
                                                    ---------------    ---------------    ---------------    ---------------
      Diluted                                               ($0.15)            ($0.18)             $0.15             ($0.87)
                                                    ---------------    ---------------    ---------------    ---------------
      Weighted average number of
         common shares outstanding
         used in calculation of:
      Basic                                             37,907,160         35,845,927         37,677,168         35,834,686
                                                    ---------------    ---------------    ---------------    ---------------
      Diluted                                           37,907,160         35,845,927         38,495,891         35,834,686
                                                    ---------------    ---------------    ---------------    ---------------


                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                        (In thousands, except share data)


                                                           Three months ended                     Nine months ended
                                                              September 30,                         September 30,
                                                         1998               1997               1998               1997
                                                    ---------------    ---------------    ---------------    ---------------
                                                                (Unaudited)                          (Unaudited)
Net income (loss)                                   ($5,766)           ($6,429)           $5,861             ($31,237)

Unrealized gain on securities
      Holding gain arising during
        the period                                    1,140                203             1,241                  376
      Less: reclassification adjustment for
        gain included in net income (loss)              169                 --               274                   87
                                                    ---------------    ---------------    ---------------    ---------------
Net unrealized gain on securities                       971                203               967                  289
                                                    ---------------    ---------------    ---------------    ---------------

      Comprehensive income (loss)                   ($4,795)           ($6,226)           $6,828             ($30,948)
                                                    ---------------    ---------------    ---------------    ---------------


                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                                                  SCIOS INC.
                                               AND SUBSIDIARIES

                                     Consolidated Statements of Cash Flows
                                                (In thousands)

                                                                                  Nine months ended
                                                                                    September 30,
                                                                               1998               1997
                                                                            -----------        -----------
                                                                                     (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                                           $ 5,861           ($31,237)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Depreciation and amortization                                              2,819              4,525
      Accrued long-term interest payable                                         1,913              1,275
      Equity in net loss of affiliates                                           1,343              1,482
      Minority interest                                                             --                (77)
      Change in assets and liabilities:
        Accounts receivable                                                      1,773               (944)
        Accounts payable                                                         1,018             (1,128)
        Other accrued liabilities                                               (4,230)            (3,172)
        Other                                                                      212                460
        Deferred contract revenue                                                  910              8,034
                                                                            -----------        -----------
             Net cash provided by (used in) operating activities                11,619            (20,782)
                                                                            -----------        -----------

Cash flows from investing activities:
   Purchases of property and equipment                                          (1,645)            (1,970)
   Proceeds from sale of investment in affiliate                                   144                 --
   Sales/maturities of marketable securities                                   212,029            220,220
   Purchases of marketable securities                                         (227,855)          (217,506)
                                                                            -----------        -----------
             Net cash provided by (used in) investing activities               (17,327)               744
                                                                            -----------        -----------

Cash flows from financing activities:
   Issuance of common stock and collection of notes receivable from
      stockholders, net                                                          7,448                 --
   Purchase of treasury stock                                                     (580)            (1,767)
   Payment of notes payable and capital leases                                    (323)              (227)
   Proceeds from notes payable and capital leases                                    0             30,000
                                                                            -----------        -----------
             Net cash provided by financing activities                           6,545             28,006
                                                                            -----------        -----------

Net increase in cash and cash equivalents                                          837              7,968
Cash and cash equivalents at beginning of period                                10,197              1,587
                                                                            ===========        ===========
Cash and cash equivalents at end of period                                    $ 11,034            $ 9,555
                                                                            ===========        ===========

Supplemental cash flow data:
   Cash paid during the period for interest                                        $38               $248
Supplemental disclosure of non-cash investing
   and financing:
   Change in net unrealized gains on securities                                  $ 967              $ 289
   Investment in affiliate                                                     $ 1,343            $ 4,949


         The accompanying notes are an integral part of these consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.       Basis of Presentation and Accounting Policies

                  The unaudited consolidated financial statements of Scios Inc. ("Scios" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at September 30, 1998 and the Company's consolidated results of operations for the three- and nine-month periods ended September 30, 1998 and 1997. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

                  Effective December 31, 1997, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income (loss) plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income (loss). Specifically FAS 130 requires unrealized holding gains and losses on the Company's available-for-sale securities, which are currently reported separately in stockholders' equity, to be included in other comprehensive income. Comprehensive income for the third quarter ended September 30, 1998 was a net loss of $4.8 million versus a net loss of $6.2 million in the same quarter in 1997. During the nine-month period, comprehensive income was $6.8 million in 1998 compared to a net loss of $30.9 million in 1997.

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

                  The  following   table  sets  forth  the  computation  of  the
         Company's basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                         Three months ended               Nine months ended
                                                            September 30,                    September 30,
                                                          1998            1997            1998            1997
         ------------------------------------------- --------------- --------------- --------------- ---------------
         Numerator

         Basic
            Net income (loss)                        $(5,766)        $(6,429)        $ 5,861         $(31,237)

         Diluted
            Net income (loss)                        $(5,766)        $(6,429)        $ 5,861         $(31,237)

         Denominator

         Basic
            Weighted average shares                   37,907          35,846          37,677           35,835
            Effect of dilutive securities:
              Employee stock options                     ---             ---             819              ---
                                                    ----------------------------------------------------------
            Weighted average shares and
              assumed conversions                     37,907          35,846          38,496           35,835
                                                    ----------------------------------------------------------
         Basic earnings (loss) per share             $ (0.15)        $ (0.18)         $ 0.16          $ (0.87)
                                                    ----------------------------------------------------------
         Diluted earnings (loss) per share           $ (0.15)        $ (0.18)         $ 0.15          $ (0.87)
                                                    ----------------------------------------------------------

                  The outstanding options to purchase common stock were excluded from diluted earnings calculations for the third quarter of 1998 and for the three- and nine-month periods ended September 30, 1997 because inclusion of the options would have an anti-dilutive effect on earnings in these periods.


2.                Unearned Compensation

                  In September 1998, the Company granted shares of restricted stock. The shares vest over a two-year period provided that the recipient is still employed by the Company. The market value of the shares awarded totaled $597,000 and has been recorded as a separate component of stockholder's equity. Unearned compensation is being amortized over the two-year period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         In accordance with Federal securities law, the Company reminds readers that the following discussion contains forward-looking statements about plans, objectives, future results and intentions of the Company. These forward-looking statements are based on the current expectations of the Company, and the Company assumes no obligation to update this information. Realization of these plans and results involves risks and uncertainties, and the Company's actual results could differ materially from the historical results or future plans discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those items discussed below, as well as the considerations discussed in the Company's Form 10-K for the year ended December 31, 1997.

Operating Results

         The Company had a net loss of $5.8 million for the three-month period ended September 30, 1998 compared to a net loss of $6.4 million in the corresponding quarter of 1997. For the nine-month period ended September 30, 1998, net income was $5.9 million as compared to the net loss of $31.2 million in 1997. For the nine-month period, the increase in net income was primarily due to the increase in contract revenue from signing an agreement with Bayer AG ("Bayer") for the commercialization of the Company's product Natrecor(R) (nesiritide), milestone payments from Novo Nordisk A/S ("Novo Nordisk") for development of insulinotropin and contract funding from Eli Lilly & Company ("Eli Lilly") and DuPont Pharmaceuticals ("Dupont") for the Alzheimer's research programs.

         Total revenues for the three months ended September 30, 1998 were $13.6 million versus $12.6 million for the corresponding quarter in 1997, and $57.5 million and $31.8 million for the nine-month periods ended September 30, 1998 and 1997, respectively. The year-to-year increase was principally due to $20.0 million received from Bayer under the Natrecor agreement, receipt of milestone payments from Novo Nordisk related to development of insulinotropin, and increased funding for the Company's Alzheimer's research program from Eli Lilly and DuPont. Product sales from psychiatric products under license from SmithKline Beecham Corporation (the "SB Products") decreased to $20.6 million from $22.4 million for the nine-month periods ended September 30, 1998 and 1997, and to $7.4 million from $8.8 million for the three months ended September 30, 1998 and 1997, respectively. The Company expects that sales of these products will continue to erode because of competition from new market entrants and generic drugs. Revenue from co-promotion commissions was $1.4 million for the third quarter and $4.7 million for the first nine months of 1998. Although the revenue from co-promotion commissions was little changed from the prior year, there was a significant change in the product line promoted by the Company. In April 1998, the Company entered into a new agreement with Janssen Pharmaceutica ("Janssen") for the co-promotion of Janssen's product Risperdal(R) (risperidone). In September 1998, the Company announced the signing of a new agreement with SmithKline Beecham to co-promote Paxil(R) (paroxetine HCl) in the United States. In the second quarter, the Company and Ortho-McNeil Pharmaceutical agreed to terminate their co-promotion contract for Haldol(R) Decanoate because of new generic competition. In May 1998, the Company announced the termination of the co-promotion agreement with Wyeth-Ayerst Laboratories ("Wyeth-Ayerst") under which the Company had been co-promoting Effexor(R) (venlafaxine HCl).

         Total costs and expenses for the three- and nine-month periods ended September 30, 1998 were $19.9 million and $60.6 million, respectively, versus $19.2 million and $63.2 million for the same periods in 1997. For the current quarter, spending for research and development increased to $10.1 million in 1998 from $8.3 million in 1997, and to $32.5 million from $32.2 million in the nine-month periods ended September 30, 1998 and 1997. The year-to-year increase for the three-month period was primarily due to increased headcount and clinical trials expenses. For the three-month periods ended September 30, 1998 and 1997, respectively, marketing, general and administration expenses increased to $5.0 million from $4.9 million. For the nine-month periods, expenses for marketing, general and administration decreased to $14.2 million from $15.3 million, which was principally due to lower depreciation expenses for leasehold improvements in 1998 compared to 1997. The decreases in cost of goods and profit distribution to third parties from 1997 to 1998 for both the three- and nine-month periods were the result of lower SB Product sales in 1998.

         Other income increased to $1.1 million in the quarter ended September 30, 1998 from $0.6 million in the comparable quarter of 1997. For the nine-month periods ended September 30, 1998 and 1997, other income increased to $10.3 million from $1.6 million. The increase for the nine-month period was principally due to a gain on the sale of the Company's entire interest in its subsidiary, Karo Bio AB ("Karo Bio"), a Swedish biotechnology company, through a public stock offering completed in March 1998. Following the sale of its stock, the Company no longer has any financial interest in the results of Karo Bio. For the nine-month periods ended September 30, 1998 and 1997, interest expense increased due to interest on the loan from Genentech Inc., which was drawn down at the end of the first quarter of 1997.

         The change in equity in the net loss of affiliates for both the three- and nine-month periods ended September 30, 1998, was the result of the Company's share of losses of Guilford Pharmaceuticals Inc., in which it has a 7% ownership.

         The ability of the Company to achieve profitability depends principally on the Company's success in developing and commercializing its own products and on its ability to complete agreements with third parties that result in additional revenue. Among the factors that will determine the Company's success in commercializing its products are: the demonstrated safety and efficacy of products in development; the cost of and the time taken to complete clinical trials and regulatory submissions; the timing and scope of regulatory approvals, particularly with respect to the Company's lead products Natrecor(R) (nesiritide) and Fiblast(R) (trafermin); the Company's ability to secure a cost-effective supply of product; the Company's success in developing and implementing cost effective sales and marketing strategies, either on its own behalf or in partnership with other companies; and the level of market acceptance if products are approved, both at product launch and over time. The Company's ability to raise additional revenue through third parties will be dependent on the factors described above, as well as other factors such as: its success in marketing and selling the third-party products which it may acquire the right to co-promote; the disposition of various patent proceedings related to the protection of the Company's potential products; the perceived value of the Company's current product portfolio and research programs to outside parties; and the success of third parties, such as Bayer, Wyeth-Ayerst (in the United States and Europe), Kaken Pharmaceutical Co., Ltd. (in Japan) and Novo Nordisk in developing and commercializing certain of the Company's products.

Year 2000 Computer Systems Compliance

         Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. The Company has developed plans to address the potential exposures related to the impact on its computer systems for the year 2000 and beyond. A project team is continuing its assessment of key internal computer systems and is developing and implementing plans to correct the problems. The Company expects the assessment to be successfully completed during 1999 and believes that with these plans, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 issue could have a material impact on the operations of the Company.

         In addition to risks associated with the Company's own computer systems, the Company has relationships with, and is dependent upon, a large number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, vendors, research partners and governmental entities. If significant third parties experience failures in their computer systems due to Year 2000 non-compliance, it could affect the Company's ability to process transactions or engage in similar normal business activities. While some of these risks are outside the control of the Company, the Company has instituted a program to identify key third parties, update contracts and address any non-compliance issues.

         The total cost of the Year 2000 systems assessments and conversions is funded through operating cash flows and the Company is expensing these costs. The financial impact of making the required system changes cannot be known precisely at this time, but is not expected to be material to the Company's financial position, results of operations or cash flows.

Liquidity and Capital Resources

         Combined cash, cash equivalents and marketable securities (both current and non-current) totaled $82.3 million at September 30, 1998, an increase of $17.6 million from December 31, 1997. The increase was due to $11.6 million from operations and $7.4 million from the exercise of stock options and equity purchases partially offset by $1.6 million of property and equipment purchases and $0.6 million of treasury stock purchases. Included in the cash provided by operating activities was $20.0 million received from Bayer immediately upon signing of the worldwide strategic alliance to market Natrecor(R) (nesiritide) and $7.7 million received from the sale of all of the stock the Company owned in Karo Bio.

         During the third quarter, the Company purchased approximately 100,000 shares of the Company's common stock under its stock repurchase program. In October, the Company announced that it had added $5.0 million to its repurchase program and since that announcement has bought an additional 229,000 shares of its common stock in the open market during October.

         The Company expects to continue to incur losses until it is able to achieve significant product revenues from the sale of Natrecor(R) (nesiritide). Because the Bayer agreement for Natrecor(R) (nesiritide) provides for sizable milestone payments that are dependent on regulatory approvals in the United States and Europe, quarter to quarter financial performance during the next few years is expected to show significant fluctuation. The Company's utilization of current financial resources will depend upon a number of factors. With respect to Natrecor(R) (nesiritide), these factors include the success of Bayer and the Company in securing regulatory approval for the product and the level of market acceptance achieved. For additional products or indications, these factors include: the timeliness and success of product development efforts, clinical trials, manufacturing capabilities, regulatory approvals and product introduction efforts. Other contributing factors will be the Company's ability to develop new revenue sources to support research and development programs and its success in marketing and promoting the products of third-parties that may be licensed by the Company.

         The Company's cash resources of $82.3 million at September 30, 1998, together with revenues from product sales, collaborative agreements and interest income, proceeds from the sale of stock held as equity investments, and any funding from existing or future debt arrangements, will be used to support current and new clinical trials for proprietary products under development, to support commercialization efforts for prospective products and for other general purposes. The Company believes its cash resources will be sufficient to meet its operating and capital requirements for at least the next several years. Key factors that will affect future cash use and the timing of the Company's need to seek additional financing include: the results of the Company's partnering efforts, the rate of spending required to develop the Company's products and respond to changing business conditions, the degree to which the Company will incur expenses to launch its products following the necessary regulatory approvals and the net contribution produced by the Company's ability to co-promote and market products for third parties.

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

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     Report on Form 8-K, dated October 27, 1998 (pursuant to Item 5) regarding the Company's announcement of a new President and Chief Executive Officer.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SCIOS INC.

November 12, 1998                   by:     /s/ Richard B. Brewer
                                        ------------------------------------
                                        Richard B. Brewer, President and CEO

November 12, 1998                   by:    /s/ David Southern
                                        ------------------------------------
                                        David Southern, Controller
                                        Chief Accounting Officer