Form 10-K405
period 1998-12-31
SCIOS INC
filed 1999-03-29
CIK 726512

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ===============
                                    FORM 10-K
(Mark One)
 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 --   ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             For the transition period from _____ to _____

                         Commission File Number 0-11749

                                ---------------
                                   SCIOS INC.
                                ---------------
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

                         Common Stock, $0.001 par value
                            Contingent Payment Rights
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

The approximate aggregate market value of voting stock held by nonaffiliates of the registrant as of March 16, 1999 was $354,094,819.

As of March 16, 1999, 37,770,114 shares of the registrant's Common Stock were outstanding (net of Treasury Shares).

                       DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                        Form 10-K Part
----------                                                       --------------
Definitive Proxy Statement with respect to                             III
the 1999 Annual Meeting of Stockholders

===============================================================================

                                     PART I

Item 1.  BUSINESS

Overview

    Scios Inc. ("Scios" or the "Company") is a biopharmaceutical company engaged in the discovery, development, manufacture and commercialization of novel human therapeutics based upon its capabilities in both protein-based and small-molecule drug discovery and development. An NDA for the use of Natrecor(R) (nesiritide) for the short-term management of congestive heart failure is pending with the U.S. Food and Drug Administration ("FDA"). On January 29, 1999, the Cardiovascular and Renal Drugs Advisory Committee to the FDA recommended that the FDA approve Natrecor(R) for sale in the United States. Fiblast(R) (trafermin) is in Phase II/III clinical trials in Europe for stroke and the Company plans to do additional Phase II clinical trials for other vascular indications.

    Scios is seeking to reach profitability in the next several years through the launch of Natrecor(R), cost reductions, funding from collaborations with corporate partners on other products and the acquisition of late stage products that it can market. In March 1999, the Company announced a reduction in its workforce, termination of its manufacturing operations and consolidation of its headquarters, development and research staff in leased facilities in Sunnyvale. These steps are expected to save approximately $14 million annually. In the quarter ending March 31, 1999, the Company is expected to record a one-time restructuring charge of approximately $7 million for the disposition of certain assets and severance costs. The elimination of the manufacturing operation in Mountain View was due mainly to the facility's low capacity and high operating expense and the Company's belief that recombinant protein manufacturing is available from third parties. Scios will maintain process science personnel and pilot scale manufacturing capability in order to develop protein products in its pipeline. As part of the restructuring, the Company also announced plans to sell its Mountain View campus following the relocation of its operations to leased space in Sunnyvale. Subsequently, the Company signed a letter of intent with a prospective purchaser of the Mountain View facility.

    The Company currently focuses its proprietary research and development efforts primarily in the areas of cardiorenal disorders, inflammatory disease and Alzheimer's disease. The Company has research and development collaborations with Bayer AG, Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation, Eli Lilly and Company, DuPont Pharmaceuticals Company, Kaken Pharmaceutical Co., Ltd., and Novo Nordisk A/S. More detail regarding these relationships is provided below in "Business -- Products in Development."

    Scios' collaborator on Natrecor(R) is Bayer AG ("Bayer"). In May 1998, Bayer and Scios entered into an exclusive worldwide strategic alliance under which Bayer will market Natrecor(R) (nesiritide) for the short-term treatment of congestive heart failure ("CHF"). Under the agreement, Scios will continue to manage the production of Natrecor(R) and most of the Phase IIIb clinical trials, with Bayer managing further worldwide development and commercialization of Natrecor(R). Scios received an up-front cash payment of $20 million and additional cash milestone payments of up to $40 million upon regulatory approvals in the United States, Europe and Japan. Scios will receive additional payments based on annual sales for supplying Natrecor(R), which reflect its advanced stage of development and regulatory status. The agreement also provides Scios the option to participate in co-promotion of Natrecor(R) in the U.S. after three years upon achievement of specified sales levels, and it provides for Scios to actively participate in the further development of Natrecor(R).

    Scios' collaborators on Fiblast(R) are Kaken Pharmaceutical Co., Ltd. ("Kaken") of Japan and the Wyeth-Ayerst Laboratories division of American Home Products Corporation ("Wyeth-Ayerst"). In June 1996, Kaken filed an NDA seeking approval to market Fiblast(R) in Japan as a treatment for recalcitrant wounds. In October 1996, Wyeth-Ayerst began working with Scios on the use of Fiblast(R) in the treatment of stroke and vascular disorders. During 1997, Wyeth-Ayerst initiated separate Phase II/III clinical trials in Europe and North America to evaluate Fiblast(R) for the treatment of stroke. In July 1998, the Company announced the termination of the North American clinical trial for safety reasons. An interim analysis is being conducted of data from approximately 350 patients in the European stroke trial and results of this analysis are expected to be announced in midyear. Termination of the North American stroke trial, despite indications of success in earlier animal and human studies, demonstrates the challenges and risks inherent in the Company's business of pharmaceutical development.

    The Company also has a Commercial Operations Division which sells third-party psychiatric products in the United States utilizing a flex-time sales force. The product line includes five products that are sold under a license from SmithKline Beecham Corporation: Eskalith(R), Eskalith CR(R) (lithium), Thorazine(R) (chlorpromazine), Stelazine(R) (trifluoperazine) and Parnate(R) (tranylcypromine). For part of 1998, the Scios sales force marketed Haldol(R) Decanoate (haloperidol) for Ortho-McNeil Pharmaceutical, until the parties terminated their agreement in April, 1998 when a generic form of the product entered into the market, and Effexor(R) (venlafaxine HCI), which was co-promoted with Wyeth-Ayerst until April, 1998 when the parties terminated the Effexor(R) agreement. Subsequently in 1998, the Company entered into two new co-promotion agreements - an agreement to co-promote Risperdal(R) (resperidone) with Janssen Pharmaceutica Inc. ("Janssen") and an agreement to co-promote Paxil(R) (paroxetine HCL) with SmithKline Beecham Corporation. See "Business -- Marketing and Sales."

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

    The Company is also seeking to supplement its product pipeline by the acquisitions or in-licensing of products that represent commercial opportunities over the short-term. While market conditions at the present time appear favorable for meeting this objective, there can be no assurance that the Company will be able to acquire or in-license products on acceptable terms or that once acquired such products can be successfully developed or that they will achieve the Company's revenue expectations for them. Many companies, including larger pharmaceutical companies possessing greater resources, also routinely seek to in-license or acquire products and compete with the Company for these opportunities.

    Until the suspension of the development of Auriculin(R) (anaritide) in 1997, the Company had expected to achieve profitability in 1998 based on development milestone and royalty payments related to that product which the Company expected to receive from its partner, Genentech, Inc. As these events demonstrate, the Company's goal for achieving profitability, as well as other statements in this Annual Report on Form 10-K concerning matters like the results and timing of product development, future revenues, operations and expenditures, regulatory approval and market introduction of the Company's products are "forward-looking statements" which are subject to change. Each statement is based on current expectations of the Company at the time the statement is made. These forward-looking statements are subject to the risks and uncertainties inherent in the Company's business. In accordance with the Private Securities Litigation Reform Act of 1995 ("PSLRA-95"), the Company reminds investors that all such "forward-looking statements" are necessarily only estimates of future results and that the actual results achieved by the Company may differ materially from these projections due to a number of factors, including: (1) the demonstration of the safety and efficacy of its products at each stage of clinical development; (2) timely regulatory approval and patent and other proprietary rights protection for the Company's products; (3) the actions of third parties, including collaborators, licensees, manufacturing partners, and competitors; (4) market acceptance of the Company's products; (5) the ability to secure and retain third party manufacturers to produce the Company's products in commercial quantities at reasonable cost and in a manner acceptable to various regulatory authorities; (6) the Company's ability to identify and then acquire products that will contribute to the profitable growth of the Company; and (7) the accuracy of the Company's information concerning the products and resources of competitors and potential competitors. Factors creating uncertainty are discussed in more detail in individual sections of this Annual Report on Form 10-K. In particular see "Business-Product Development Activities and Risks" below and the "Outlook and Risks" and "Financial Risk Management" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company was incorporated in California in 1981 under the name California Biotechnology Inc. and reincorporated in Delaware in 1988. The Company changed its name to Scios Inc. in February 1992, to Scios Nova Inc. in September 1992 following acquisition of Nova Pharmaceuticals, Inc., and returned to using the name Scios Inc. in March 1996. Through approximately August 1999, the principal executive offices of the Company will be located at 2450 Bayshore Parkway, Mountain View, California 94043. The telephone number at that location is (650) 966-1550. Thereafter, the principal executive offices of the Company will be located at 820 West Maude Avenue, Sunnyvale, California 94086. The telephone number at the Sunnyvale location is (408) 481-9177.

Product Development Activity Table

    The following table summarizes certain information concerning Scios' principal products under development. The information in the table is qualified in its entirety by reference to the more detailed information concerning the Company's products that is set forth elsewhere in this report:

                                                          Potential Applications             Developer/Corporate
Product                       Status                      Indications                        Partner (Territory)
-------                       ------                      ----------------------             -------------------
Natrecor(R) (nesiritide)      Phase III complete          Acute congestive heart failure     Bayer AG
                              NDA filed
Fiblast(R)(trafermin)         NDA filed (Japan)           Recalcitrant dermal wounds         Kaken Pharmaceutical Co., Ltd.
Fiblast(R)(trafermin)         Phase II/III (Europe)       Stroke                             Wyeth-Ayerst Laboratories
Fiblast(R)(trafermin)         Phase II (on hold)          Peripheral vascular disease        Wyeth-Ayerst Laboratories
Fiblast(R)(trafermin)         Phase II (on hold)          Coronary artery disease            Wyeth-Ayerst Laboratories
VEGF121                       Phase I                     Cardiovascular disease: gene       GenVec, Inc.
                                                          therapy
VEGF121                       Preclinical                 Cardiovascular disease: protein          --
                                                          therapy
p38 inhibitors                Preclinical                 Inflammatory disease                     --
Insulinotropin                Preclinical                 Type 2 diabetes                    Novo Nordisk A/S
Secreted protein therapies    Research                    Cardiorenal disorders                    --
Beta-amyloid modulators       Research                    Alzheimer's disease                Eli Lilly and Company
Beta-amyloid modulators       Research                    Alzheimer's disease                DuPont Pharmaceuticals Company
BNP diagnostic assay          Marketed (Japan & Europe)   Diagnosis/monitoring of heart      Shionogi & Co., Ltd.
                                                          failure
BNP diagnostic assay          Development                 Diagnosis/monitoring of heart      Abbott Laboratories
                                                          failure
BNP diagnostic assay          Development                 Diagnosis/monitoring of heart      Biosite Diagnostics Inc.
                                                          failure

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

Product Development Activities and Risks
----------------------------------------

    Scios currently focuses its product research and development efforts on proprietary novel therapeutics, principally in the areas of cardiorenal disorders, inflammatory disease and Alzheimer's disease. The Company's success will depend on its ability to achieve scientific and technological advances and to translate such advances into commercially competitive products on a timely basis. As described in "Business -- Products In Development," Scios' products are at various stages of research and development, and in most cases further development and testing will be required to determine their technical feasibility and commercial viability. The Company cautions investors that its business is subject to significant risks and uncertainties. In particular, the proposed development schedules for the Company's products may be affected by a wide variety of factors, such as technological difficulties, proprietary technology and rights developed by others, reliance on third parties to perform certain activities or provide certain resources, and changes in governmental regulation. Many of the factors affecting development of the Company's products will not be within the control of Scios. As a result, there can be no assurance that any of the products described in this Item 1 or resulting from Scios' research programs will be successfully developed, proved to be safe and effective, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed.

    In developing pharmaceutical products, the Company faces critical challenges in at least three broad areas: the discovery and manufacture of novel compounds that are worth developing; the successful clinical testing in humans of candidate compounds that the Company and its collaborators deem worthy of development; and competition in many forms and areas. The discovery process in pharmaceutical development often involves doing or understanding what has not previously been done or understood, while working in biological systems that are not always predictable or predictive. Pharmaceutical drug discovery is an inherently challenging and risky undertaking in which numerous factors come into play in determining success or failure. Some of the key factors include the ability to identify appropriate targets and models to use in understanding complex disease processes, to comprehensively screen many compounds under consistent conditions in order to identify those which show promise, to build on insights gained from numerous and frequently imperfect data points in selecting the compounds most likely to treat the target disease, even though the target disease itself is not completely understood (both as to what causes that disease and how the disease manifests itself), and to avoid being misled by false indicators. These efforts all take place in increasingly competitive environments in which many companies are often simultaneously trying to apply their resources and insights to the same targets and challenges. How well a particular company marshals its resources to attack an issue will often determine its success. Because it is impractical, if not impossible, for any company to do everything imaginable to acquire sufficient knowledge to assure success in meeting these challenges, intuition, untested assumptions and luck can sometimes play a significant role in determining a particular company's success in pharmaceutical discovery and development.

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

    In clinical testing of compounds selected for development, the Company faces challenges in several areas. In the clinical trial initiation phase, these factors include creating a sound study design that will, as effectively and efficiently as possible, reveal the safety and efficacy of a particular compound and then finding appropriate clinical investigators who can identify and recruit patients and follow the clinical protocol. Each clinical trial itself contains the risk that a compound will not produce positive clinical results in the specific subjects included in that study population or that it will produce ambiguous or mixed results in which the benefits of the compound do not clearly enough outweigh any adverse side effects, or that judgments will have been incorrect about how large the study population needed to be to demonstrate the effects of the compound. Uncertainty as to the outcome is inherent in every clinical trial, even when a previous clinical study has produced a favorable result. This was demonstrated in the Company's experience with Auriculin(R) for the treatment of acute renal failure and with the North American clinical trial of Fiblast(R) for the treatment of stroke. See "Business - Additional Products" below.

    When clinical trials for a compound are completed, a vast quantity of data on a wide range of topics must be assembled in a manner that will give regulatory authorities the basis, following intense review by the FDA and comparable regulators in other countries, to decide whether or not to approve the product for marketing. Inherent in the regulatory review process is the risk that the particular regulatory agency or its advisors will not find sufficiently reliable the methods that the company selected or that such agency will place different weight on various factors and results than the developing company did. In addition, when another company's product is already on the market to treat the target indication, the company developing a new drug for the same indication faces additional challenges, which may include demonstrating that the new product has superior properties or economic benefit. Because the regulators in various countries operate under different regulatory systems and approaches, the decisions and requirements with respect to the clinical testing of a compound may vary from one country to another. These issues and a company's inability to address them adequately may lead the regulatory authority to put limits on how or for what indication a compound may be marketed, thereby directly affecting a product's commercial success. Failure to deal with these factors to the satisfaction of the regulatory authority can also lead to the denial or delay of approval to market a product.

    The intellectual property rights of third parties can also affect the Company's development of its products. For instance, patent rights of other companies may need to be licensed in order for the Company to commercialize a product. These third party patent rights may not be available for license by the Company or may be available only at a high cost to the Company. See "Business - Patents and Proprietary Rights" for a discussion of the patent positions that the Company is endeavoring to establish for its products and information on some of the competing patent positions of third parties.

    The Company plans to continue the development of selected products primarily under the sponsorship of corporate partners. The Company's alliances with Eli Lilly and Company and DuPont Pharmaceuticals Company in the Alzheimer's field and with Kaken and Wyeth-Ayerst on Fiblast(R) are examples. Continued funding and participation by the Company's corporate partners under joint development or licensing agreements will depend not only on the timely achievement of research and development objectives by the Company, which cannot be assured, but also on each corporate partner's own financial, competitive, marketing and strategic considerations and overall attitude towards engaging in outside collaborations. Under several of its joint development or license agreements, Scios relies on its corporate partners to conduct all or a portion of preclinical and clinical trials, to obtain regulatory approvals, and to manufacture and market products. Although the Company believes that its corporate partners will have an economic incentive to meet their contractual responsibilities, the amount and timing of resources devoted to these activities generally will be controlled by the corporate partner. The wave of mergers among the established pharmaceutical companies over the last few years and the downsizing and shift in research strategy that often follows these mergers have underscored the fact that corporate partners can change their strategy, and may sometimes drop entirely the collaborations they or their predecessor have had with other companies.

    All of these factors combine to make drug development extremely risky, challenging and competitive. At the same time, these factors contribute to the significant rewards and satisfaction that can accrue to the stockholders and personnel of a company that successfully overcomes the challenges of drug discovery and development and succeeds in creating and marketing a new pharmaceutical agent.

Products in Development
-----------------------

    Natrecor(R) (nesiritide). In January 1999, the Cardiovascular and Renal Advisory Committee to the FDA recommended by a 5 to 3 vote that Natrecor(R) be approved by the FDA for sale in the United States for the short-term management of congestive heart failure ("CHF"). Acute episodes of CHF require hospitalization of approximately one million people annually in the United States. In the Company's clinical studies, Natrecor(R) produced improvements in important measures of heart function: pulmonary capillary wedge pressure ("PCWP") and cardiac index. The Company filed the new drug application ("NDA)" for Natrecor(R) with the FDA in April 1998, and the FDA is expected to announce its decision on the NDA sometime in the second quarter of 1999. If approved by the FDA, Natrecor(R) will be the first new short-term treatment for CHF in 10 years.

    Over 500 patients have participated in Scios' clinical program to study Natrecor(R). The pivotal efficacy study was a randomized, double-blind, placebo-controlled Phase III study that studied one hundred and twenty-seven patients with acutely decompensated CHF requiring hospitalization. Patients received an infusion of either Natrecor(R) (0.015 or 0.03(mu)g/kg/min) or placebo. The primary endpoint of the study was a reduction in PCWP. Secondary endpoints included cardiac index and symptom improvement. With respect to the primary endpoint, the analysis indicates that Natrecor(R) reduced PCWP by 20% (p=0.003) and 31% (p<0.001) in the 0.015 and 0.03(mu)g/kg/min dose groups, respectively, compared to placebo. Symptom scores and cardiac index also improved compared to placebo at a statistically significant level.

    In May 1998, the Company entered into an agreement with Bayer establishing a collaboration for the worldwide development and commercialization of Natrecor(R). Under the agreement, the Company will continue to manage the manufacture of Natrecor(R) and Phase IIIb clinical trials in the United States, with Bayer managing further worldwide development and commercialization. On signing the contract, the Company received a payment of $20.0 million and will receive up to $40.0 million in milestone payments upon regulatory approvals in the United States, Europe and Japan. The agreement provides the Company the option to participate in co-promotion of Natrecor(R) in the U.S. after three years upon achievement of specified sales levels, and it provides for Scios to actively participate in the further development of Natrecor(R) with funding from Bayer at specified minimum levels. For a discussion of certain rights in Natrecor(R) related to its use in another indication, see "Business --
Additional Projects -- Auriculin(R) anaritide." A number of low cost pharmaceutical products are already being used by physicians to treat acute episodes of CHF. Hence, the Company and Bayer will need to demonstrate positive clinical benefits and an ability to continue to produce Natrecor(R) cost-effectively in order to successfully introduce Natrecor(R) into this competitive market.

    This discussion of Natrecor(R) includes forward-looking statements within the meaning of the PSLRA-95, which are based on current information. Many factors could influence the commercial success of Natrecor(R), principally including the reaction of various regulatory agencies, including the FDA, to the data Scios has developed concerning the degree of efficacy and safety of Natrecor(R), the scope of any approval such agencies may grant for the product, and Bayer's ability to successfully exploit the opportunity. See "Business -- Product Development Activities and Risks" for a further discussion of factors that can impact the Company's commercialization of its products, including Natrecor(R).

    The Company believes that it was the first to discover human b-type natriuretic peptide ("BNP"), whose gene it cloned in 1988 as a part of its cardiorenal research program in natural human peptides. BNP is made in the heart and is part of the body's natural response to a failing heart. Preclinical studies at the Company and elsewhere suggest that BNP has the biological effects of increasing the elimination of salt and water from the body, dilating blood vessels, and decreasing the secretion of other hormones which lead to blood vessel constriction and elevated blood pressure. The Company holds issued United States and European patents covering human BNP, which currently expire in mid-May 2009. These patents issued to Scios are subject to possible extension due to time taken up in the regulatory approval process. The Company also has the exclusive right to develop therapeutic products using BNP under certain patents and applications on BNP originally filed by Daiichi Pharmaceutical Co., Ltd. which were subsequently acquired by Shionogi & Co., Ltd. All issued patents are subject to the risk that they may be challenged by another entity which may result in a court invalidating or limiting the patent. See "Business -- Patents and Proprietary Rights."

    Fiblast(R) (trafermin). Fiblast(R) trafermin) is Scios' form of human basic fibroblast growth factor, an agent that has been shown to promote angiogenesis (the growth of new blood vessels), to directly stimulate the growth of connective tissue, and to possess certain neuroprotective properties, the mechanisms of which are not yet fully understood. As described below, Scios is working with two key partners on the development of Fiblast(R) for a variety of indications.

    Since 1988, Scios has worked with Kaken, the Company's corporate partner for Fiblast(R) in Japan. Pursuant to a 1988 agreement, Kaken has exclusive rights to develop and market Fiblast(R) for all indications in Japan, Korea, Taiwan, Hong Kong and the People's Republic of China. Scios has received research and development support payments, is entitled to receive additional payments as regulatory milestones are met, and will receive royalties on any sales of Fiblast(R) products by Kaken. In 1994, the Company and Kaken signed a series of agreements expanding the 1988 agreement. Under these agreements, Scios will manufacture a specified quantity of Fiblast(R) for Kaken, following which Kaken will arrange its own supply. The agreements also establish a collaboration on manufacturing process development between the companies and provide Kaken with a license to Scios' manufacturing technology for Fiblast(R). It is intended that at some point Kaken will manufacture Fiblast(R) for its own use. However, the timing for Kaken to assume this responsibility has not been determined. Under the 1994 agreements, Kaken made a series of payments to Scios from 1994 through 1998 for the supply of material, the process development collaboration, and the license to Fiblast(R) know-how, patents and manufacturing technology. Scios is endeavoring to produce the amount of material due to Kaken before closing its Mountain View manufacturing facility in May 1999. If Scios does not succeed in producing the full quantity, Scios has the option of refunding the amount Kaken paid for material not delivered or having the material produced by a third party.

    Kaken conducted two Phase III trials in Japan for evaluation of Fiblast(R) in recalcitrant wounds. Based on the results of these studies, in June 1996 Kaken filed an NDA in Japan for this indication. Before it may begin to market Fiblast(R) in Japan, Kaken must obtain approvals from the Japanese authorities with respect to the NDA for Fiblast(R) in the target indication and also for importation of Fiblast(R) in bulk form from Scios into Japan and for product pricing in Japan. Obtaining these approvals is a complex process involving a thorough review of the comprehensive set of data that Kaken is required to submit. Approval for Kaken to market the product in Japan will require that the Japanese authorities reach the conclusion that such data demonstrate to the regulators' satisfaction that Fiblast(R) is safe and effective in the treatment of recalcitrant wounds, and that the processes and facilities used by Scios for manufacturing the bulk drug substance used in Fiblast(R) are satisfactory. Although Japanese regulators will apply Japanese standards and practices in reviewing Kaken's NDA seeking approval to market Fiblast(R), Kaken faces many of the same challenges and factors that are discussed in "Business -- Product Development Activities and Risks."

    In 1996, Scios signed a Collaboration Agreement with the Wyeth-Ayerst Laboratories division of American Home Products Corporation ("Wyeth-Ayerst") creating a joint development and commercialization program to examine the use of Fiblast(R) in the treatment of stroke and cardiovascular disorders. Under the terms of the agreement, Wyeth-Ayerst and Scios are collaborating in the development and commercialization of Fiblast(R) in North America, where the companies will share development costs and profits. Scios has granted Wyeth-Ayerst exclusive marketing rights outside of North America and excluding the Pacific Rim countries licensed to Kaken. Scios will receive royalties on sales outside of North America and payments for bulk drug supply worldwide. In 1996, Wyeth-Ayerst made a $12 million upfront payment to Scios in cash and will also pay Scios up to $32 million in milestone payments upon achievement of key future development events.

    In extensive preclinical studies, Fiblast(R) has been shown to protect neurons from damaging effects associated with stroke, including oxygen and glucose deprivation, and glutamate release. Fiblast(R) has demonstrated a reduction of neuronal death in both permanent occlusion and reperfusion animal models of stroke. Early in 1996, Scios began a Phase I/II study of Fiblast(R) for the treatment of stroke. This study was concluded in 1997, ultimately enrolling 66 patients and further demonstrating the safety of Fiblast(R) after systemic administration. In 1997, Wyeth-Ayerst assumed the responsibility of lead development party for Fiblast(R) in stroke. In October 1997, the Company and Wyeth-Ayerst announced the initiation of two 900-patient Phase II/III clinical trials of Fiblast(R) in stroke. In July 1998, Wyeth-Ayerst and Scios announced termination of the stroke clinical trial in the United States for safety reasons. The stroke clinical trial in Europe, which uses a different dosing regimen, was continued. Results of an interim analysis of the European stroke trial are expected by mid-1999 and, if negative, the European trial could also be terminated.

    Scios has also demonstrated in preclinical studies the potential of Fiblast(R) to increase blood flow to peripheral blood vessels and reduce the complications of peripheral vascular disease ("PVD") through angiogenesis, or the growth of new blood vessels. Scios is the lead development party for Fiblast(R) in PVD. Scios and Wyeth-Ayerst also hope to explore the potential of Fiblast(R) to increase blood flow to the heart in patients with advanced coronary artery disease ("CAD"). This could reduce the need for bypass surgery through the patient's growth of new blood vessels to supply the heart.

    Scios has also granted licenses under its Fiblast(R) patents and technology to companies working to develop products in other areas. These include a non-exclusive license to Orquest, Inc., a company developing products for the treatment of bone fractures, and a license to Selective Genetics Incorporated (formerly Prizm Pharmaceuticals, Inc.), a company using bFGF for the targeted delivery of other pharmaceutical agents. Scios is supplying Orquest with Fiblast(R) for incorporation into Orquest's product.

    Scios is obligated to make payments to Organon International ("Organon") based on amounts received by Scios upon commercialization of Fiblast(R). Approximately $693,301 remains to be paid under the obligation, which stems from the Company's 1989 reacquisition of certain Fiblast(R) rights previously licensed to Organon. The basic research on Fiblast(R) was funded by Biotechnology Research Partners, Ltd. See Note 11 of Notes to Consolidated Financial Statements. See also "Business -- Patents and Proprietary Rights" for a discussion of Fiblast(R) patent issues.

    Vascular Endothelial Growth Factor (VEGF121). Scios is conducting pre-clinical studies of its proprietary 121 amino acid form of VEGF ("VEGF121"), another potent angiogenic substance. The company has shown that VEGF121 is effective in an animal model of peripheral vascular disease following several different modes of administration, including intravenous and subcutaneous administration. Scios also intends to explore the possible use of VEGF121 in coronary artery disease. The Company has granted a license to GenVec, Inc. for the use of the gene encoding VEGF121 in gene therapy paradigms. GenVec is conducting clinical testing of VEGF121 gene therapy in the U.S. in collaboration with its partner, Parke-Davis. Scios has been awarded U.S. and European patents covering VEGF121. Other companies hold patents on competing forms of VEGF121. See "Business -- Patents and Proprietary Rights" for a discussion of patent issues.

    p38-kinase Inhibitors. The Company is working to develop compounds that inhibit specific cytokines and kinases. These agents could be useful to treat certain inflammatory and cardiovascular conditions. The Company recently moved into preclinical development its lead candidates from a family of small molecules which act as p38-kinase inhibitors. The Company's research has demonstrated that this family of small molecules inhibits a key intracellular signaling pathway that regulates inflammation, tissue remodeling, fibrosis, and joint destruction. If successfully commercialized, the product's oral administration could be a competitive advantage in the market that currently contains TNF-inhibitor products that are taken by injection for inflammatory conditions such as rheumatoid arthritis and inflammatory bowel disease. Current development plans anticipate the initiation of clinical development around mid-2000.

    Discovery Research. The Company also has conducted discovery research, both on its own and in collaboration with other companies, to identify other agents for development or new applications for agents under development by the Company for other indications. The current focus of Scios' research effort is on the discovery of agents for cardiorenal and anti-inflammatory applications and on agents to prevent or delay the onset of Alzheimer's disease. The Company's research efforts include the following programs:

    Cardiorenal Disease Genomics. The Company is conducting research to discover novel genes that are functionally relevant to cardiac and kidney diseases. The Company has assembled a series of technologies to assist in the identification of new therapeutic factors and targets for drug discovery. The Company has worked with Synteni, a subsidiary of Incyte Pharmaceuticals, Inc., to analyze the expression of cardiac genes on DNA chips. Scios is also a member of the DiscoverEase(TM) program, which has been developed by Genetics Institute, Inc. to define the function of novel secreted proteins.

    Alzheimer's Disease. For over 10 years, the Company has conducted research to develop new therapies for Alzheimer's disease primarily based on the investigation of the beta-amyloid precursor protein. During this time, the Company has collaborated with a variety of pharmaceutical company partners. In 1997, Scios formed separate research collaborations with Eli Lilly and Company ("Lilly") and with DuPont Pharmaceuticals Corporation. Each of these collaborations provides funding to Scios for the research it conducts, potential milestone payments to Scios by the partner if certain events are achieved and the right of the partner to commercialize resulting products subject to royalty payments to Scios. In 1998, Lilly expanded the scope and funding of the collaboration and extended it through April 2001.

    Previously, Scios had a research alliance on Alzheimer's disease with Marion Merrell Dow, Inc. which merged with Hoechst Roussel in 1995 to form Hoechst Marion Roussel, Inc. ("HMR"). HMR terminated the collaboration in 1996, and in early 1997, the parties clarified certain issues concerning the rights of each party to use the technology developed in the program. Among other terms, the resolution included certain payments by HMR to Scios. HMR's decision to terminate its collaboration with the Company represents an example of how a change in the priorities of a corporate sponsor, such as HMR, can impact Scios. This risk is discussed in the section "Business --Product Development Activity and Risks."

Additional Projects

    The Company has from time to time pursued product development activities outside of the focus areas described above. In the past, Scios divested or otherwise leveraged certain technologies that were not central to its long-term business strategy and may continue to do so in the future. Some of these programs are discussed below.

    Insulinotropin. The Company initially developed insulinotropin under a collaboration begun with Pfizer Inc. ("Pfizer") in 1988. After several years, Pfizer assumed responsibility for clinical development. As part of that effort, Pfizer initiated a collaboration with Novo Nordisk A/S of Denmark ("Novo Nordisk"), a world leader in insulin and diabetes care products. In 1996, Pfizer elected to terminate its license from Scios on insulinotropin. Following a three month review of the product, Novo Nordisk acquired an exclusive license from Scios under a new agreement providing for Scios to receive from Novo Nordisk an upfront payment, potential milestone payments based on time and events, and royalties on product sales. In 1998, Scios received $5 million in time based payments from Novo Nordisk. Novo Nordisk is now responsible for development activities for insulinotropin. Insulinotropin appears to be a potent peptide that stimulates insulin release when blood sugar levels are above normal. Type 2 diabetics do not release enough insulin from the pancreas when blood glucose levels rise in response to eating a meal and they become progressively more resistant to insulin action in stimulating glucose uptake by muscle and fat tissue. Insulinotropin controls blood glucose levels in Type 2 diabetics by stimulating insulin release and perhaps by overcoming insulin resistance. Present therapies for Type 2 diabetics include insulin injections and oral hypoglycemic agents, which can induce dangerously low blood sugar levels. Since insulinotropin appears to stimulate insulin release only when blood sugar levels are above normal, it may have a lower risk of this serious side effect. The Company holds an exclusive license to patent applications covering insulinotropin and certain analogs held by Massachusetts General Hospital, which rights were licensed to Novo Nordisk.

    BNP Diagnostics. Third-party researchers have determined that the level of circulating b-type natriuretic peptide (BNP) may be a good basis for a diagnostic to identify and track patients suffering from congestive heart failure. Scios has granted Abbott Laboratories and Biosite Diagnostics Incorporated nonexclusive rights under the Company's BNP patents to develop BNP diagnostics. In 1998, Scios and Shionogi & Company, Ltd. ("Shionogi") entered into a cross-license of their respective BNP patent rights for the diagnostic field. The diagnostic cross-license is royalty free. Shionogi also granted Scios a royalty-bearing, exclusive license under its BNP patents to develop therapeutic products. Shionogi has begun marketing a radioimmunoassay (RIA)-BNP diagnostic in Japan and Europe.

    CNS Disorders; Guilford Pharmaceuticals. In 1993, Scios founded Guilford Pharmaceuticals Inc. ("Guilford") to develop pharmaceutical products for the treatment of diseases of the central nervous system ("CNS"). In its initial years, Guilford operated as a majority-owned subsidiary of Scios. Following various equity offerings by Guilford, including its initial public offering and Scios' subsequent sale of a portion of its holdings, Scios' ownership interest in Guilford was reduced to approximately 7% as of December 31, 1998. In March 1999, Scios sold substantially all of its position in Guilford, reducing Scios' holding to less than 1% of Guilford's outstanding stock. Scios had previously transferred to Guilford certain neuroscience technology, and had licensed to Guilford the GLIADEL(R) implant project and related drug delivery technology described below for application in the treatment of tumors of the central nervous system and cerebral edema. The most advanced Guilford product is GLIADEL(R), which was approved for marketing in the United States in 1996.

    Drug Delivery Systems. Prior to Scios' acquisition of Nova in 1992, Nova had been developing certain drug delivery systems. Its two most advanced projects were the GLIADEL(R) implant to treat primary brain cancer and the SEPTACIN(R) implant for the treatment of osteomyelitis, a serious bone infection. These projects were developed pursuant to a license agreement with the Massachusetts Institute of Technology ("MIT") relating to MIT's BIODEL(R) drug delivery technology. As noted above, the Company licensed a portion of the drug delivery technology, including Gliadel(R), to Guilford. In 1994, the Company licensed to another third party the drug delivery technology, including Septacin(R), for all uses outside the area licensed to Guilford. Scios thereafter assigned its Biodel(R) license rights back to MIT, which will administer these licenses. The Company and MIT are receiving royalty and milestone payments under the license agreements with Guilford and the other licensee as products are developed. The licensees are also obligated to meet certain diligence standards in pursuing development of their respective product candidates. The Gliadel(R) and Septacin(R) projects were undertaken by the Company on behalf of Nova Technology Limited Partnership, the limited partnership that funded Nova's research and development on these projects. See Note 11 of Notes to Consolidated Financial Statements for a description of the Company's payment obligations to former limited partners.

    Auriculin(R) (anaritide). Auriculin(R) is a synthetic version of a human hormone, atrial natriuretic peptide ("ANP"), which is produced in the heart and has a range of biological activities known to be important in kidney and heart function, including increasing the elimination of water and salt from the body. Initial studies in animal and humans also suggested that ANP improved kidney function by increasing blood flow into the filtration units of the kidney and restricting blood outflow. On December 30, 1994, the Company entered into a Collaboration Agreement (the "Collaboration Agreement") with Genentech, Inc. ("Genentech") relating to the joint development and commercialization of Auriculin(R) for use in the treatment of acute rental failure ("ARF"). In 1997, Scios and Genentech suspended development of Auriculin(R) in ARF. Under the Collaboration Agreement, the Company bore the development costs of Auriculin(R) and Genentech will have certain options described below because the Company did not file an NDA for Auriculin(R) by December 31, 1998. These options include (i) electing to bring a Genentech product for ARF into the Collaboration Agreement,
(ii) electing to bring Natrecor(R) or another natriuretic peptide product under development by Scios into the Collaboration Agreement for use in the treatment of ARF or (iii) terminating the Collaboration Agreement. In February, 1999, Genentech notified Scios that it was considering electing to bring certain
Genentech products into the Collaboration Agreement, subject to Scios' agreement. The companies are engaged in ongoing discussions, and Genentech is expected to make its election by the end of April 1999.

    Concurrent with the signing of the Collaboration  Agreement,  Genentech made
(i) a $20 million equity investment in Scios by purchasing a new class of nonvoting preferred stock, all of which has now converted to outstanding common stock, and (ii) a $30 million loan commitment, which the Company drew down in 1997. See Note 3 of Notes to Consolidated Financial Statements.

Marketing and Sales
-------------------

    Once they have been approved for marketing, the Company ultimately intends to promote certain of its proprietary products in the United States through its own sales force for some or all approved indications. This could be done by the Company alone or jointly with its commercial partner for any such product. In 1998, Scios generated approximately $35 million in revenues by marketing products that were developed by others.

    Third-Party Products. The Company has a sales force of approximately 98 representatives who are employed on a part-time basis marketing psychiatric products. The Company currently markets in the United States five psychiatric products discussed below under license from SmithKline Beecham Corporation ("SB") and in mid-1998 began co-promoting two additional products: Risperdal(R) (risperidone), the most frequently prescribed antipsychotic under a co-promotion agreement with Janssen Pharmaceutica and Paxil(R) (paroxetine HCL), which participates in both the selective serotonin reuptake ("SSRI") antidepressant and antianxiety markets, under a co-promotion agreement with SB. Prior to entering into the co-promotion agreements on Risperdal(R) and Paxil(R), the Company had agreements to co-promote Haldol(R) Decanoate (haloperidol), a depot injection product to treat schizophrenia that was distributed by Ortho-McNeil Pharmaceutical, and Effexor(R) (venlafaxine HCl), an antidepressant that is marketed by Wyeth-Ayerst. The Haldol(R) agreement was terminated by mutual agreement in April 1998 when generic competition entered the market. The Effexor(R) agreement was also terminated by mutual agreement in April 1998.

    Generally, the various companies with whom Scios enters into co-promotion agreements for psychiatric products remain responsible for the manufacture and distribution of the product and these companies generally indemnify Scios against product liability claims. In its current co-promotion arrangements, Scios is compensated at a fixed level for performing detailing activity for the product to selected groups of psychiatrists and other prescribers, with Scios having the opportunity to earn additional incentive compensation based on increasing sales of the product over targets established for the prescribers to whom Scios details the product.

    The Company has exclusive rights to market the following SB products in the United States: Eskalith(R) and Eskalith CR(R) (lithium) for the treatment of manic depressive illness, Thorazine(R) (chlorpromazine) and Stelazine(R) (trifluoperazine) for the treatment of schizophrenia, and Parnate(R) (tranylcypromine) for the treatment of depression (collectively, the "SB Products"). SB currently manufactures and distributes the SB Products. SB may discontinue manufacturing one or more of the products if it gives the Company at least 12 months notice, in which case Scios has the right to manufacture such product(s). SB is responsible for all ancillary matters relating to sales of the SB Products (including various administrative tasks) and for the maintenance in good standing of all new drug applications with respect to the SB Products. The agreement also grants Scios certain rights to indemnification from SB for product liability claims. The Company is obligated to spend certain amounts for marketing support based on the prior year's net sales and to reimburse SB for certain third-party royalty payments. Scios pays SB 40% of the Company's net profits (as defined in the Company's agreement with SB) from United States sales of the SB Products. See Note 3 of Notes to Consolidated Financial Statements.

    Risperdal(R), Paxil(R) and the SB Products all face competition which is likely to become greater over time. For the SB Products, unit volume for certain products has been eroding and can be expected to continue to erode due to competition from generic products sold at substantially lower prices. These statements are forward-looking within the meaning of the PSLRA-95. Numerous factors will influence the impact that competitive products will have on the Company's revenues from the SB Products and the Company's co-promotion activities. These factors include the success of the Company's and its partners' marketing strategies and efforts, the actual and perceived features of competing products, the amount of the difference in price of competing products, and the marketing effort by third parties on competing products. Although past decreases in unit sales of the SB Products have been partially offset by price increases, there can be no assurance that the market will accept any additional price increases. Among the SB Products, the Company has placed particular marketing emphasis on those product formulations, such as Eskalith CR(R) (a controlled release formulation), where generic equivalents are less available.

    From time to time, the Company may seek to acquire the right to market additional or replacement products. Numerous factors will determine whether and when the Company is able to do so and then the degree to which the Company realizes net revenue contribution from marketing such additional products. Factors influencing the availability of such additional products on terms favorable to the Company include the ability of the Company to demonstrate success under its current agreements, the willingness of other companies to enter into such agreements with the Company, which will be based in part on where such companies elect to deploy their own marketing resources, and competition from other companies offering sales and marketing assistance similar to that offered by the Company.

    Proprietary Products. The Company ultimately plans to participate in marketing certain of its proprietary products in the United States when and if approved by the FDA. In the case of the Company's agreement with Bayer on Natrecor(R), Bayer will promote Natrecor(R) in the United States on its own for at least the first three years after which time, and assuming certain sales levels have been achieved, the Company has the option to begin its co-promotion alongside Bayer. This section on Proprietary Products describes some of the challenges the Company will face in developing the capability to market successfully its own products. This discussion necessarily contains forward-looking statements within the meaning of the PSLRA-95. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Numerous factors, including those discussed below, could cause actual results to differ from those described in these forward-looking statements. Under certain circumstances, the Company could abandon its plans eventually to market any or all of its own products in the United States in favor of granting outright licenses of its products and technology. The Company has pursued (and expects to pursue for the foreseeable future) a strategy of entering into licensing arrangements with other companies as the means to make its products available outside of the United States.

    Scios believes that its experience in marketing third-party products under arrangements such as those described above will prove useful as it prepares to market its own products. However, to date, Scios' marketing experience has been limited to psychiatric products, and the Company does not currently have in place all of the resources to market the products it is seeking to develop or that it may acquire. The commercialization of the Company's major products will require significant financial resources, as well as sales, marketing and distribution capabilities. In order to provide funds and expertise to meet these requirements, particularly outside of North America, the Company will consider entering into additional corporate partnerships with established pharmaceutical companies, as it has with Bayer for the promotion of Natrecor(R) and with Wyeth-Ayerst for the promotion of Fiblast(R) for stroke and cardiovascular disorders. There can be no assurance that the Company will be able to enter into such partnerships on favorable terms or to develop such a marketing capability on its own. Scios believes that such collaborations may enable it to speed the timing of product launch and increase market penetration of selected new therapies. However, such a partnering arrangement could also result in a lower level of income to Scios than if it marketed the products entirely on its own. When entering into agreements with partners for the purpose of obtaining sales and marketing expertise and services, the Company incurs the additional risk that the partner's level of effort or marketing approach may differ from that which the Company might choose if operating solely on its own behalf. The Company has tried to structure its agreements, particularly with Bayer and Wyeth-Ayerst, to provide for Scios' participation in the planning of sales and marketing strategies and to align the interests of both parties to product success. However, changes in priorities or other circumstances at the partner company could have an adverse effect on achieving potential levels of product sales. See "Business -- Product Development Activities and Risks."

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

Manufacturing
-------------

    Scios has concentrated its resources on product discovery and development before investing substantially in manufacturing capability. Prior to March 1999, the Company produced only the bulk active ingredient in Fiblast(R) in its own facility and relied on third parties for the manufacture of other products, including Natrecor(R) and the final product form of Fiblast(R). In March 1999, the Company announced a restructuring plan that included closure in 1999 of the manufacturing facility where it had manufactured Fiblast(R). The decision was based on a combination of factors including the low capacity and high operating cost of the facility compared to third party manufacturing facilities and the availability of third party recombinant protein manufacturing capacity. Therefore, the Company does not itself possess the staff or facilities that may be necessary to manufacture any product in the commercial quantities that may be required in the long-term. The strategy of utilizing third-party facilities carries with it certain risks, as there can be no assurance that such facilities can be arranged on commercially acceptable terms or that Scios will be able to meet manufacturing quantity and quality requirements through the use of such arrangements. Scios has in place an agreement providing for manufacture of Natrecor(R) by Biochemie Gesellschaft M.B.H. of Austria through 2006. Having a low-cost manufacturing capability for Natrecor(R) and smoothly managing third-party manufacturers are expected to be keys to commercializing this and other products successfully and on a timely basis. Failure to do so could adversely impact the commercial success of the product. See "Business -- Competition."

    Janssen manufactures Risperdal(R) and SB manufactures Paxil(R) and the SB Products. If SB were to discontinue manufacturing the SB Products and the Company wished to continue selling the products, the Company would have to develop additional facilities to manufacture independently on a large scale or enter into an arrangement with a third party to manufacture such products. See "Business -- Marketing and Sales."

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

    The Company currently owns or holds exclusive rights to approximately 58 issued United States patents and 34 United States pending patent applications covering its proprietary technology and products. The Company also files foreign applications corresponding to most of its United States applications. Scios' issued patents include patents on Natrecor(R), Fiblast(R), VEGF121 and insulinotropin. The Company's patent position with respect to certain principal products under development is described above in the section discussing each product. See "Business -- Product Development Activities and Risks." If a patent issues prior to marketing approval, as has been the case with all of the Company's issued patents to date, Scios can apply for extension of the patent term for a limited period of time to make up for a portion of the patent term lost to the regulatory approval period. The actual period of the extension varies but generally cannot exceed five years. In certain of its third-party agreements, the absence of a patent covering a product licensed by Scios could reduce the royalties due to the Company under the agreements.

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

    Natrecor(R). Scios has been issued United States, Canadian, European and Japanese patents covering the endogenous form of Natrecor(R), human b-type BNP. An opposition proceeding has been filed against Scios' Japanese patent. Scios has also obtained from Shionogi & Co., Ltd., Tokyo a worldwide license for therapeutic uses to certain issued BNP patents that are based on work by Daiichi Pharmaceutical Co., Ltd., Tokyo, including a patent issued to Daiichi by the European Patent Office.

    Fiblast(R). In February 1991, a United States patent with one claim covering a form of fibroblast growth factor (FGF) protein was issued to Synergen, Inc. ("Synergen"), which was later acquired by Amgen Inc. In June 1991, a United States patent with one claim covering the DNA for the same form of FGF was issued to Synergen. Based on a review of the publicly-available documents relating to these patents, Scios believes that the Synergen form of FGF or DNA differs from the form of FGF produced by the Company. On August 8, 1995, following a decision favorable to Scios in a patent interference proceeding with the Salk Institute for Biological Studies ("Salk"), Scios received a United States patent covering DNA sequences, expression vectors and microorganisms used in the recombinant production of human basic FGF. On May 7, 1996, Scios received a United States patent covering the recombinant production of human basic FGF. On February 18, 1997, Scios received a United States patent covering recombinantly produced human basic FGF. On January 12, 1999, Scios received a United States patent covering a cysteine mutant of human basic FGF.

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

    In May 1994, the European Patent Office issued European Patent No. 0 248 819 to Scios covering Scios' form of recombinant basic FGF known by the product name Fiblast(R). An opposition proceeding has been instituted against this patent by Chiron Corp. and Pharmacia S.p.A. In June 1996, the Opposition Division of the European Patent Office upheld the validity of the Scios patent; however, the opponents have filed an appeal against this ruling. In August 1994, the European Patent Office issued European Patent No. 0 228 449 to Salk covering the 146 amino acid sequence of bovine basic FGF or an equivalent or analog thereof. The Company filed an opposition to this patent and in September, the Opposition Division revoked the patent; however, Salk has filed an appeal against this ruling. The results of these opposition proceedings cannot be predicted with certainty.

    In March 1994, the Company obtained a non-exclusive license to make, use and sell Fiblast(R) under a United States patent issued to Harvard University containing claims to purified cationic (basic) FGF. The Harvard patent is based on a patent application having a filing date earlier than the application which formed the basis for the Salk patent.

    VEGF121. Vascular endothelial growth factor ("VEGF") is a highly specific mitogen for vascular endothelial cells. Five isoforms of human VEGF ("hVEGF") are known, having 121, 145, 165, 189 and 206 amino acids, respectively. Scios believes it was the first to identify, clone and produce by recombinant DNA technology the 121 amino acid form of hVEGF (hVEGF121). This form is unique in that, unlike the other four isoforms, it does not bind heparin. Scios owns two U.S. patents issued in 1993 covering hVEGF121, and in 1996 received a European patent covering this VEGF isoform. Patent applications are pending in Canada and Japan. Other companies and institutions, including Genentech, Monsanto, and the Regents of the University of California, hold patents and pending patent applications claiming various isoforms of hVEGF and certain VEGF variants.

    p38-kinase Inhibitors. Scios has filed a series of patent applications in the United States covering the classes of p38-kinase inhibitors that the Company has identified. While the classes of small molecule compounds identified by Scios researchers appear to be unique, the Company is aware that other companies are also working to develop p38-kinase inhibitor compounds, have filed patent applications on and received patents covering the classes of compounds that these competing companies have developed. Among the companies competing to develop p38-kinase inhibitors are SmithKline Beecham Corporation, G.D. Searle Pharmaceuticals, a division of Monsanto Company, Johnson & Johnson Company and Merck, Inc., each of whom has substantial resources.

    Trademarks. Natrecor(R), Fiblast(R) and Auriculin(R), are registered trademarks of Scios. Paxil(R), Eskalith(R), Eskalith CR(R), Thorazine(R), Stelazine(R) and Parnate(R) are registered trademarks of SB. Risperdal(R) is the registered trademark of Janssen. Haldol(R) is a registered trademark of Ortho-McNeil Pharmaceutical, Inc. Effexor(R) is a registered trademark of American Home Products Inc. Gliadel(R) is the registered trademark of Guilford. Approval of the generic compound name used with Natrecor(R) -- (nesiritide) -- is pending before USAN.

Competition
-----------

    Competition is intense in the development of pharmaceutical products. There are numerous companies and academic research groups throughout the world engaged in similar research and development. Some of the Company's competitors, including some of its licensees, are working on products similar to those being developed by Scios. Many of these companies have substantially greater financial, marketing and human resources than Scios. In the case of Natrecor(R), a number of products are already clinically accepted for the short-term management of CHF. Hence, the Company will need to demonstrate positive low cost clinical benefits compared to the existing products and an ability to continue to produce Natrecor(R) cost-effectively in order to successfully introduce Natrecor(R) into this competitive market. Fiblast(R) and VEGF121 face potential competition from other growth factors and alternative treatments.

    There can be no assurance that technological developments or superior marketing capabilities possessed by competitors will not materially adversely affect the commercial potential of the Company's products. In addition, if the Company commences significant commercial sales of products, manufacturing efficiency and marketing capability are likely to be significant competitive factors. With respect to products no longer covered by patents, such as the SB Products, Scios faces, or expects to face, competition from companies offering generic products.

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

Government Regulation
---------------------

    The industry in which the Company participates -- the development and marketing of pharmaceutical products -- is heavily regulated. As is true for all companies developing pharmaceuticals, the Company's research and development activities and the production and marketing of its products are subject to extensive regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. This regulation is a significant factor in the production and marketing of the products resulting from Scios' research and development activities. Testing, production and marketing of pharmaceutical products for human use require approval of the FDA and comparable authorities in other countries. Over the next several years, Scios expects to expend substantial resources to meet these requirements for the products it is developing. See "Business -- Product Development Activities and Risks."

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

    Even if initial FDA approval is obtained for a product, further studies may be required to provide additional data or to gain approval for the use of a product as a treatment for clinical indications other than those initially targeted. Moreover, the FDA may reconsider its approval of any product at any time and may withdraw such approval. In addition, before the Company's products can be marketed in foreign countries, they are subject to regulatory approval in such countries similar to that required in the United States. Accordingly, numerous factors will impact the timing, extent and value of any regulatory approvals that may be obtained for the Company's products, including changes in regulatory requirements, which may either decrease or increase the burden on the Company, the level of side effects exhibited by the Company's products as compared to their beneficial effects, the availability of adequate resources to regulatory agencies which will impact the speed of regulatory review, and the price the Company is able to charge for its products.

        FDA regulations require that any drug to be tested in humans must be manufactured according to cGMP regulations. The cGMPs set certain minimum requirements for procedures, record-keeping and the physical characteristics of the laboratories used in the production of these drugs. In addition, various foreign and United States federal, state and local laws and regulations relating to safe working conditions, laboratory practices, the experimental use of animals, and the storage, use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research and manufacturing work are or may be applicable to such activities. They include, among others, the United States Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Occupational
Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, national restrictions on technology transfer, import, export and customs regulations, and other present and possible future foreign, federal, state and local regulations. Although the Company believes that its safety procedures for handling and disposing of hazardous materials comply with prescribed regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. The Company may also incur substantial costs to comply with environmental regulations if the Company develops additional manufacturing capacity or otherwise changes its operations. For example, in connection with the closure of its Baltimore research and development facility in 1994 to consolidate such activities at its California headquarters, the Company incurred costs of approximately $370,000 for chemical disposal, storage and related costs. Furthermore, the Company employs third-party contractors that it believes to be reliable to perform certain work in connection with the disposal of hazardous materials generated in the Company's research in compliance with applicable laws, but it cannot ensure their compliance. Notwithstanding such reliance, the Company may remain responsible for the materials and the actions of its contractors related to such materials. From time to time, the Company has been notified that certain of its contractors may not have disposed of such materials in full compliance with applicable laws and that the Company may be required to contribute to the cost of environmental clean-up efforts. See Item 3 below and Note 10 of Notes to Consolidated Financial Statements.

Employees
---------

    The Company had 274 full-time employees as of December 31, 1998 (of which 221 were engaged in research, product and clinical development) and 103 part-time employees (primarily its sales force). As part of restructuring certain of its operations, in March 1999, the Company announced staff reductions aggregating 80 positions that will occur over 4 months ending June 1999.

Item 2.  PROPERTIES

    The Company's current headquarters facility in Mountain View, California, consists of three buildings owned by the Company and land occupied under a long-term ground lease. In March 1999, the Company announced its plan to sell its Mountain View facility and consolidate its operations in smaller leased facilities in Sunnyvale, California. The Company has entered into a letter of intent with a purchaser for the Mountain View property. The move from the Mountain View facility is expected to be completed in August 1999. The three buildings in the Mountain View facility represent 98,000 square feet of office and laboratory space. During 1998, the Company occupied approximately 88,000 square feet and leased the remaining space to a tenant. The Mountain View facility includes a 13,000 square foot combination process and product development and biological testing facility in which Scios previously produced bulk supplies of Fiblast(R).

    In 1995, the Company began leasing a 52,000 square foot building in Sunnyvale, California, and constructed research laboratories in a portion of the space. The Company relocated its discovery research group to the Sunnyvale facility in September 1996. The Company's annual lease payments for the Sunnyvale research and development facility are approximately $762,000. In 1999, the Company will build out the remaining space in the Sunnyvale facility to consolidate all of its research and development laboratories in one building. The Company is also in the process of leasing a neighboring 33,400 square foot office building to house certain of its employees. The Company expended approximately $2.5 million in capital expenditures in 1998 and anticipates spending approximately $5.0 million in capital expenditures in 1999.

    The Company also owns a 57,428 square foot administrative and laboratory building in Baltimore, Maryland (the "Holabird Facility") originally used by Nova Pharmaceuticals Corporation, which the Company acquired in 1992. Approximately two-thirds of the Holabird Facility is currently leased to third parties under short-term leases extending through July 1999 (32,700 square feet) and July 2000 (approximately 10,000 square feet). The Company is endeavoring to sell the Holabird Facility.

Item 3.  LEGAL PROCEEDINGS

    In November 1995, the Company was notified by the United States Environmental Protection Agency ("EPA") that it may have a liability in connection with the clean-up of a toxic waste site arising out of the alleged disposal of hazardous substances by a subcontractor of Nova Pharmaceutical Corporation, which was acquired by the Company in 1992. An agreement has been reached between the EPA and parties whose waste was disposed of at the site. The Company believes that its exposure for clean-up costs is approximately $90,000, and it has created a reserve for such exposure.

    The Company is also involved in certain legal proceedings related to patents and patent application covering its products. See "Business -- Patents and Proprietary Rights."

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                   MANAGEMENT

Executive Officers
------------------

    The executive officers of the Company and their ages at March 16, 1999 are as follows:

Name                            Age       Position
----                            ---       --------

Richard B. Brewer               47        President and
                                          Chief Executive Officer

Jack Cohen, Ph.D.               62        Vice President, Quality
                                          & Regulatory

Thomas L. Feldman               48        Vice President of Commercial
                                          Operations

Elliott B. Grossbard, M.D.      51        Senior Vice President of
                                          Development

David W. Gryska                 42        Vice President of Finance
                                          and Chief Financial Officer

John A. Lewicki, Ph.D.          47        Vice President of Research

John H. Newman                  48        Senior Vice President, General
                                          Counsel and Secretary


    Mr. Brewer is President and Chief Executive Officer of Scios Inc. He joined Scios in September 1998 and has served as a Director since that time. From early 1996 to 1998, he was with Heartport Inc., first as Executive Vice President of Operations and then, Chief Operating Officer. Prior to that, Mr. Brewer served in various capacities with Genentech, Inc. from 1984 to 1995, most recently as Senior Vice President, U.S. Sales and Marketing, Genentech Europe Ltd., and Genentech Canada, Inc. Mr. Brewer earned a B.S. from Virginia Polytechnic Institute and a M.B.A. from Northwestern University.

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

    Mr. Gryska joined Scios in December 1998 as Vice President of Finance and Chief Financial Officer. Prior to joining Scios, Mr. Gryska was Vice President, Finance and Chief Financial Officer of Cardiac Pathways Corporation since 1993. Mr. Gryska was with Ernst & Young LLP from 1982 to September 1993, and as a partner since 1989.

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


                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market System under the symbol SCIO. The table below sets forth the high and low sales prices as reported by Nasdaq for the Common Stock during the last two fiscal years. Prices represent quotations among dealers without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions. No cash dividends have been paid on Common Stock, and the Company does not anticipate paying cash dividends in the foreseeable future. As of December 31, 1998, there were approximately 4,871 stockholders of record of the Company's Common Stock.


                                     Common Stock

                       FY 1998                            FY 1997
                       -------                            -------

                  High         Low                   High         Low
                  ----         ---                   ----         ---
      Q1         13-5/8        8-1/8                 8-3/4        5-3/8
      Q2         13-1/4        8                     7            3-5/8
      Q3         9-1/8         4-1/8                 9-7/8        5-7/8
      Q4         10-13/16      3-1/2                 10-5/8       6-7/8
      Year       13-5/8        3-1/2                 10-5/8       3-5/8

Item 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

Year Ended December 31,          1998          1997           1996           1995           1994
                                 ----          ----           ----           ----           ----

Revenues                         $ 73,715      $ 47,429       $ 64,223       $ 49,187       $ 53,667
Loss from operations              (11,991)      (39,737)      (22,020)       (28,175)        (31,719)
Other income                       11,122         2,254         4,497          5,049           4,045
Net loss                           (2,363)      (38,667)      (18,403)       (26,382)        (27,961)
Net loss per common share and
 per common share assuming
 dilution                          (0.06)        (1.07)        (0.51)         (0.74)          (0.79)
Cash and securities                97,311        64,700        62,170         87,069         104,439
Working capital                     8,103         4,524        (5,838)        11,642          38,942
Total assets                      138,829       116,871       113,961        131,550         146,096
Long-term obligations              34,593        31,919           426          1,082           1,739
Stockholders' equity               74,926        60,142        93,628        109,394         126,438
Employees at year end                 279           258           256            216             202
Field sales representatives            98            92            79             85              81

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements about plans, objectives and future results of Scios Inc. (the "Company"). These forward-looking statements are based on the current expectations of the Company, and the Company assumes no obligation to update this information. Realization of these plans and results involves risks and uncertainties, and the Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as in other sections of this Annual Report, and those discussed in the Company's Form 10-K for the year ended December 31, 1998.

Operating Results (1998, 1997 and 1996)
-----------------
    Total revenues for the Company were $73.7 million in 1998, $47.4 million in 1997 and $64.2 million in 1996. The revenue decline from 1996 to 1997 and increase from 1997 to 1998 was principally due to changes in the level of research and development contract revenues.

    Revenue from product sales of certain psychiatric products ("SB Products") under license from SmithKline Beecham Corporation ("SB") was $29.1 million, $35.2 million and $38.2 million in 1998, 1997 and 1996, respectively. Product sales declined 17% from 1997 to 1998 and 8% from 1996 to 1997 due to competition from generic drugs and new competing products.

    Co-promotion commissions were $6.5 million, $5.8 million and $6.5 million in 1998, 1997 and 1996, respectively. In 1998, 1997 and 1996 the Company received co-promotion commissions under agreements with Ortho-McNeil Pharmaceutical ("Ortho-McNeil"), an affiliate of Johnson & Johnson, for the co-promotion of the psychiatric product Haldol(R) Decanoate (haloperidol) ("Haldol") and with Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), a division of American Home Products Corp., for the co-promotion of its psychiatric product Effexor(R) (venlafaxine hydrochloride) ("Effexor"). In April 1998, the respective agreements with Ortho-McNeil and Wyeth-Ayerst to co-promote Haldol and Effexor were terminated by mutual agreement. In 1998, the Company also received co-promotion commissions under new agreements with SB for the co-promotion of its drug Paxil(R) (paroxetine HCl) ("Paxil") for the treatment of depression, panic disorder and obsessive-compulsive disorder and with Janssen Pharmaceutica Inc. ("Janssen") for the co-promotion of its anti-psychotic drug Risperdal(R) (risperdone) ("Risperdal"). Co-promotion commissions increased from 1997 to 1998 due to the change in product mix and decreased from 1996 to 1997 as a result of lower sales of Haldol.

    Revenue from research and development contracts was $38.1 million in 1998, $6.4 million in 1997 and $19.5 million in 1996. The increase in revenue from 1997 to 1998 was primarily due to: receipt of a $20.0 million payment from Bayer AG ("Bayer") on entering a worldwide strategic alliance for the commercialization of Natrecor(R) (nesiritide) ("Natrecor") and $4.5 million in additional development funding; milestone payments of $5.0 million from Novo Nordisk A/S for development of insulinotropin; and additional contract funding from Eli Lilly and Company ("Eli Lilly") and DuPont Pharmaceuticals Company ("DuPont") for the Company's Alzheimer's research program. The decrease in revenue from 1996 to 1997 was principally due to receipt of $12.0 million in 1996 from Wyeth-Ayerst upon entering into a collaboration agreement for the development and commercialization of Fiblast(R) (trafermin) ("Fiblast") for the treatment of neurological and cardiovascular disorders and $2.0 million received under other agreements. Revenues from Bayer and Novo Nordisk A/S accounted for 64% and 13% of contract revenues in 1998. Revenues under collaboration with Eli Lilly to study Alzheimer's disease comprised 8% of 1998 and 28% of 1997 contract revenues. In 1996, the payment from Wyeth-Ayerst accounted for 62% of total research and development contract revenue. Revenues from the collaboration with Hoechst Marion Roussel to study Alzheimer's disease comprised approximately 3%, 16% and 8% of contract revenues in 1998, 1997 and 1996, respectively. The collaboration was terminated by mutual agreement in 1997. Revenues under the collaboration with Kaken Pharmaceutical Co., Ltd. ("Kaken") to develop Fiblast in Japan for the treatment of dermal ulcers, were 2%, 3% and 9% of contract revenues in 1998, 1997 and 1996, respectively.

    Cost of goods sold for the SB Products were $16.6 million, $20.2 million and $22.3 million in 1998, 1997 and 1996, respectively. The declines from year to year were principally the result of lower unit sales. Gross margins were 43% in 1998 and 1997 compared to 42% in 1996. Future changes in gross margins will be principally dependent on the effects of price increases, competition in the marketplace and changes in the product mix.

    Research and development expenses were $46.6 million in 1998, $41.9 million in 1997 and $39.4 million in 1996. The increases year to year were the result of higher staffing levels, greater expenses for the purchase of drug supply to support further development of the Company's lead products, and increased clinical trials expenses.

    Marketing, general and administrative expenses were $19.4 million in 1998, $20.7 million in 1997 and $19.7 million in 1996. The decreased spending from 1997 to 1998 was primarily due to lower depreciation expenses. The spending increase from 1996 to 1997 was principally due to higher staffing levels.

    The profit distributions to third parties of $3.1 million, $4.4 million and $4.8 million in 1998, 1997 and 1996, respectively, represent SB's share of the net profits from sales of the SB Products. The decreases year to year were principally due to declining product sales.

    Other income was $11.1 million in 1998, $2.3 million in 1997 and $4.5 million in 1996. The increase from 1997 to 1998 was due to the gain on the sale of the Company's entire interest in its subsidiary Karo Bio AB, 70,000 shares of the common stock of Guilford Pharmaceuticals Inc. ("Guilford"), and other marketable securities in the Company's portfolio. The decrease from 1996 to 1997 was due to lower investment income from the Company's invested portfolio and the addition of interest expense on the $30.0 million loan from Genentech that was drawn down in March 1997.

    The $1.3 million net loss in equity of affiliate in both 1997 and 1998 was the result of Guilford's losses in those respective years. The $0.3 million gain in equity in affiliate in 1996 was the result of profitable operations of Guilford in 1996. The Company's percent ownership in Guilford has declined from 62% in May 1994 to 7% at December 31, 1998 as a result of Guilford's public stock offerings and the sales of Guilford stock by the Company. In the fourth quarter of 1998, the Company reclassified the Company's investment in Guilford's stock to marketable securities. From June of 1994, the date of Guilford's initial public stock offering, until the fourth quarter of 1998, the Company used the equity method of accounting for its investment in Guilford. Prior to the public stock offering, the financial results of Guilford were consolidated with those of the Company. The minority interest of ($0.02) million in 1998, $0.1 million in 1997 and ($1.1) million in 1996 is the net income or expense associated with the minority partners of the Biotechnology Research Partnership.

Outlook and Risks
-----------------

    The Company is striving to achieve profitability in the next several years. The ability of the Company to achieve sustainable profitability depends principally upon the success of the Company and its collaboration partner, Bayer, in achieving regulatory approvals and generating sales from Natrecor. Under the Natrecor strategic alliance, Bayer is solely responsible for the marketing and sales effort in the United States for at least the first three years after product launch. While the Company expects Bayer will be diligent in its sales and marketing efforts, and has secured an option to terminate the agreement if certain minimum sales activity levels are not achieved, the Company cannot require Bayer to take actions the Company might take itself if it were promoting the product solely on its own.

    Profitability will also depend on the Company's ability to generate additional revenues through the development and commercialization of products such as Fiblast and vascular endothelial growth factor 121 ("VEGF121"), either through its own efforts or in collaboration with partners. The Company expects to continue to generate revenue from the sale and co-promotion of the psychiatric drugs it currently sells or of other third party product rights which it may acquire as additions to or replacements for existing products. In addition, the Company expects to continue to rely on outside partners to fund certain research activities such as its ongoing Alzheimer's research program. Such funding will depend, in part, on priorities set by the sponsors in relation to the sponsors' other product opportunities and their assessment of the continued benefit of sponsoring a particular program at the Company.

    As a result of closing down its manufacturing facility, the Company is wholly dependent on third party suppliers for the manufacture of drug for sale and is evaluating additional supply sources for its other products in development. Before closing its manufacturing facility, the Company will produce all of the Fiblast drug supply necessary to fulfill its contractual agreement with Kaken. Although the Company does not currently foresee a supply problem, future product supply and the Company's profitability could be affected by events at these suppliers over which the Company has limited control. Profitability may also be affected by any gains realized on the sale of all or a portion of the Company's equity holding in Guilford and by any merger or acquisition activity undertaken by the Company to expand its portfolio of drugs in development.

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

    Sales of the SB Products, in total, are likely to continue to decline during the next few years because of continuing or new competition from generic products or new market entrants. The Company hopes to offset any such decrease with payments received for the co-promotion of other third party products such as Risperdal and Paxil that are currently being co-promoted. Factors influencing the availability of additional products on terms favorable to the Company include the ability of the Company to demonstrate success under its current agreements and the willingness of other companies to enter into such agreements.

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

Restructuring
-------------

    On March 1, 1999, the Company announced a restructuring and right-sizing plan that includes reduction of the Company's full-time workforce by approximately 30% and the consolidation of its headquarters, development and research staff into currently leased facilities in Sunnyvale, California. In the first half of 1999, the Company will close its manufacturing facility due to its low capacity and high operating expenses and the ready availability of third party recombinant protein manufacturing capacity. The Company's Mountain View, California, campus will be sold. The consolidation is expected to create improved management and operational synergies and save approximately $14.0 million annually. In the quarter ending March 31, 1999, the Company will record a one-time restructuring charge of approximately $7.0 million for the disposition of certain excess assets and severance costs.

Year 2000 Computer Systems Compliance
-------------------------------------

    Many older computer software programs refer to years only in terms of their final two digits. Such programs may interpret the year 2000 to mean the year 1900. If not corrected, those programs could cause date-related transaction failures. The Company has developed plans to address the potential exposures related to the impact on its computer systems for the year 2000 and beyond. A project team, consisting of Company personnel, is continuing its assessment of key internal computer systems and is developing and implementing plans to correct the problems. The Company expects the assessment, implementation and testing to be successfully completed during 1999 and believes that with these plans, the Year 2000 issue will not pose significant problems for its computer systems or ongoing operations. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Company does not expect the Year 2000 issue to have a material impact on its operations.

    In addition to risks associated with the Company's own computer systems, the Company has relationships with, and is dependent upon, a large number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, vendors, research partners and governmental entities. If significant third parties experience failures in their computer systems due to Year 2000 noncompliance, it could affect the Company's ability to process transactions or engage in similar normal business activities. While some of these risks are outside the control of the Company, the Company has instituted a program to identify key third parties, update contracts and address any noncompliance issues.

    As the Company's plan is to address its Year 2000 issues prior to being affected by them, it has not developed a comprehensive contingency plan. However, if the Company identifies significant risks related to its Year 2000 compliance or its progress deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time.

    The total cost of the Year 2000 systems assessments and conversions is funded through operating cash flows, and the Company is expensing these costs. The financial impact of making the required system changes cannot be known precisely at this time but is not expected to be material to the Company's financial position, results of operations or cash flows.

Liquidity and Capital Resources
-------------------------------

    Combined cash, cash equivalents and marketable securities (both current and non-current) totaled $97.3 million at December 31, 1998, an increase of $32.6 million from December 31, 1997. The increase was mainly attributable to favorable operating cashflows, stock option exercises, and the reclassification of the investment in Guilford to marketable securities. The increases were partially offset by $2.5 million used for property and equipment purchases and $1.5 million used in repurchases of the Company's stock in the public market.

    In October 1998 the Company announced that its Board of Directors had authorized an additional expenditure of $5.0 million for the repurchase of shares of the Company's common stock. In November 1995, the Company had authorized the expenditure of up to $6.0 million for the repurchase of shares of the Company's common stock. The Company purchased 327,000 treasury stock shares for $1.5 million in 1998 and 352,500 shares for $1.8 million in 1997. As of December 31, 1998, the Company had purchased 1,356,500 shares at an aggregate price of $6.3 million under the repurchase program since its inception in 1995.

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

Outlook and Risks
-----------------

    The Company's cash, cash equivalents and marketable securities of approximately $97.3 million at December 31, 1998, together with revenues from product sales, royalties, collaborative agreements and interest income, will be used to fund new and continuing research and development programs, expand clinical trials for its products under development and for other general purposes. The Company believes its cash resources will be sufficient to meet its capital requirements for the next several years. Key factors that will affect future cash use and the timing of the Company's need to seek additional financing include the Company's decision concerning the degree to which it will incur expenses to launch its products following the necessary regulatory approvals, the results of the Company's partnering efforts and the timing and amounts realized from licensing and partnering activities, the rate of spending required to develop the Company's products and respond to changing business conditions and the net contribution produced by the Commercial Operations Division from co-promoting and marketing products for third parties.

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

Financial Risk Management
-------------------------

    The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. In the normal course of business, the Company employs established policies and procedures to manage its exposures to fluctuations in interest rates and foreign currency values.

    The Company's exposure to market-rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company places its investment with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer and does not use derivative financial instruments in its investment portfolio. The Company maintains an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders' equity, net of applicable taxes. At any time sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently the Company does not hedge these interest rate exposures.

    The Company's exposure to foreign currency fluctuations is currently limited to its supply contract for Natrecor, which is denominated in German marks. Changes in the exchange rate between German marks and the U.S. dollar could adversely affect the Company's manufacturing costs. All of the Company's other contracts are denominated in U.S. dollars. Exposure to foreign currency exchange rate risk may change over time as the business evolves and the Company's products are introduced into international markets. Currently, the Company does not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses.

Recent Pronouncements
---------------------

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. The Company does not currently hold derivative instruments or engage in hedging activities.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements appearing on page F-1 of this Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

    None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Identification of Directors. The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Election of Directors" of the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders.

    Identification of Executive Officers.  See page17 of this Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Executive Compensation" and "Stock Option Grants and Exercises" of the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Security Ownership of Management and Principal Stockholders" of the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Certain Relationships and Transactions" of the Company's definitive Proxy Statement for the 1999 Annual Meeting of the Stockholders.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements. See Index to Financial Statements at page F-1 of this Form 10-K.

     (2) Financial Statement Schedules. Omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

     (3)  Exhibits.  See Exhibit Index at page 25 of this Form 10-K.

(b) Reports on Form 8-K. Form 8-K filed October 27, 1998 respecting the appointment of Richard B. Brewer as President and Chief Executive Officer of the Company.

                                  EXHIBIT INDEX

       Exhibit
       Number                                                                                                            Page
       -------                                                                                                           ----

       3.1        Certificate of Incorporation...........................................................................Q

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

       10.11*     1992 Equity Incentive Plan.............................................................................H

       10.18      Form of Purchase Option Agreement between each of the limited partners of
                  Nova Technology Limited Partnership and Nova...........................................................I

       10.19*     Nonemployee Director Stock Option Plan.................................................................G

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

       10.38*     Employment Letter dated September 8, 1998 between the Registrant and
                  Richard B. Brewer

       21.1       Subsidiaries of Registrant.............................................................................S

       23.1       Consent of PricewaterhouseCoopers LLP.

       24.1       Powers of Attorney. Reference is made to page 28.
-------------------

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

                                     SCIOS INC.

  Date:  March 26, 1999              By: /s/ Richard B. Brewer
                                         ---------------------------------------
                                         Richard B. Brewer
                                         President and Chief Executive Officer


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard B. Brewer his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

         Signature                                             Title                             Date
         ---------                                             -----                             ----

  /s/ Richard B. Brewer                         President and Chief Executive Officer            March 26, 1999
  -----------------------------                 (Principal Executive Officer)
  Richard B. Brewer

  /s/ David W. Gryska                           Chief Financial Officer                          March 26, 1999
  -----------------------------                 (Principal Accounting Officer)
  David W. Gryska

  /s/ Donald B. Rice, Ph.D.                     Chairman of the Board                            March 26, 1999
  -----------------------------
  Donald B. Rice, Ph.D.

  /s/ Samuel H. Armacost                        Director                                         March 26, 1999
  -----------------------------
  Samuel H. Armacost

  /s/ Myron Du Bain                             Director                                         March 26, 1999
  -----------------------------
  Myron Du Bain

  /s/ Charles A. Sanders                        Director                                         March 26, 1999
  -----------------------------
  Charles A. Sanders

  /s/ Robert W. Schrier, MD                     Director                                         March 26, 1999
  -----------------------------
  Robert W. Schrier, MD

  /s/ Burton E. Sobel, MD                       Director                                         March 26, 1999
  -----------------------------
  Burton E. Sobel, MD

  /s/ Solomon H. Snyder, MD                     Director                                         March 26, 1999
  -----------------------------
  Solomon H. Snyder, MD

  /s/ Eugene L. Step                            Director                                         March 26, 1999
  -----------------------------
  Eugene L. Step

                          INDEX TO FINANCIAL STATEMENTS



                                                                           Page
                                                                           ----
  Report of Independent Accountants........................................F-2

  Consolidated Balance Sheets at December 31, 1998 and
    December 31, 1997......................................................F-3

  Consolidated Statements of Operations for the years ended
    December 31, 1998, 1997 and 1996.......................................F-4

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1998, 1997 and 1996.......................................F-5

  Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1998, 1997 and 1996...........................F-6

  Notes to the Consolidated Financial Statements...........................F-7

  Financial Statement Schedules
  (Omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.)

                        REPORT OF INDEPENDENT ACCOUNTANTS




       To the Board of Directors and Stockholders of Scios Inc.:

       In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and statements of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Scios Inc. and it subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on theses financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




       PricewaterhouseCoopers LLP
       San Jose, California
       January  30,  1999
            (Except for note 17, as to which the
            date is March 1, 1999.)

                           CONSOLIDATED BALANCE SHEETS

    December 31,                                                                1998                 1997
    (In thousands, except share data)                                           ----                 ----
    Assets
    Current assets:
         Cash and cash equivalents                                                $6,683              $10,197
         Marketable securities                                                    23,394               13,322
         Accounts receivable                                                       6,768                5,215
         Prepaid expenses                                                            568                  600
                                                                                --------             --------
           Total current assets                                                   37,413               29,334

    Marketable securities, non-current                                            67,234               41,181
    Investment in affiliate                                                           --               10,537
    Property and equipment, net                                                   32,214               33,583
    Other assets                                                                   1,968                2,236
                                                                                --------             --------
             Total Assets                                                       $138,829             $116,871
                                                                                ========             ========
    Liabilities And Stockholders' Equity
    Current liabilities:
         Accounts payable                                                         $2,327              $1,685
         Other accrued liabilities                                                10,087              11,134
         Deferred contract revenue                                                16,896              11,652
         Current portion of long-term debt                                            --                 339
                                                                                --------             -------
           Total current liabilities                                              29,310              24,810
    Long-term debt                                                                34,573              31,919
    Minority interests                                                                20                  --
                                                                                --------             -------
           Total liabilities                                                      63,903              56,729

    Commitments and contingencies (Notes 9, 10 and 11)
    Stockholders' equity:
         Preferred stock; $.001 par value; 20,000,000
           shares authorized; none issued and outstanding                             --                  --
         Common stock; $.001 par value; 150,000,000
           shares authorized; issued and outstanding
           38,468,652 and 38,032,120, respectively                                    38                  38
         Additional paid-in capital                                              416,428             411,045
         Treasury stock; 754,199 and 1,029,500
           shares, respectively                                                   (3,481)             (4,758)
         Notes receivable from stockholders                                         (145)                (13)
         Deferred compensation, net                                                 (505)                 --
         Accumulated other comprehensive income                                   11,412                 288
         Accumulated deficit                                                    (348,821)           (346,458)
                                                                                --------            --------
           Total stockholders' equity                                             74,926              60,142
                                                                                --------            --------
             Total Liabilities And Stockholders' Equity                         $138,829            $116,871
                                                                                ========            ========



  The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)

  (In thousands, except share data)
  Year Ended December 31,
                                                                        1998                 1997                1996
                                                                        ----                 ----                ----
  Revenues:
      Product sales                                                       $29,101              $35,193             $38,189
      Co-promotion commissions                                              6,513                5,822               6,503
      Research & development contracts                                     38,101                6,414              19,531
                                                                        ---------            ---------           ---------
                                                                           73,715               47,429              64,223
                                                                        ---------            ---------           ---------
  Costs and expenses:
      Cost of goods sold                                                   16,606               20,179              22,313
      Research and development                                             46,637               41,907              39,424
      Marketing, general and administration                                19,407               20,720              19,746
      Profit distribution to third parties                                  3,056                4,360               4,760
                                                                        ---------            ---------           ---------
                                                                           85,706               87,166              86,243
                                                                        ---------            ---------           ---------
  Loss from operations                                                    (11,991)             (39,737)            (22,020)
  Other income (expense):
      Investment income                                                     4,154                3,966               6,361
      Interest expense                                                     (2,685)              (2,229)               (419)
      Realized gains on securities                                          9,003                   --                  --
      Other income (expense)                                                  650                  517              (1,445)
                                                                        ---------            ---------           ---------
                                                                           11,122                2,254               4,497
                                                                        ---------            ---------           ---------
  Equity in net income (loss) of affiliate                                 (1,343)              (1,261)                274
  Minority interests                                                          (20)                  77              (1,121)
                                                                        ---------            ---------           ---------
  Loss before provision for income taxes                                   (2,232)             (38,667)            (18,370)
  Provision for income taxes                                                 (131)                  --                 (33)
      Net Loss                                                             (2,363)             (38,667)            (18,403)
                                                                        =========            =========           =========
  Other comprehensive income (loss):
      Unrealized gains (losses) on securities                              11,124                  358                (648)
  Comprehensive income (loss)                                              $8,761             ($38,309)           ($19,051)
      Loss per common share:
           Basic and diluted                                               ($0.06)              ($1.07)             ($0.51)
           Weighted average number of
             common shares outstanding
             used in calculation of:
           Basic and diluted                                           37,694,358           36,105,797          35,885,922



  The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

   Year ended December 31,
   (In thousands)
                                                                        1998                 1997                1996
                                                                        ----                 ----                ----
   Cash flows from operating activities:
      Net loss                                                            ($2,363)           ($38,667)           ($18,403)
      Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                      3,845               5,740               5,330
         Accrued long-term interest payable                                 2,577               1,919                  --
         Loss on sale of assets                                                --                  --              (2,620)
         Equity in net (income) loss of affiliate                           1,343               1,261                (274)
         Minority interests                                                    97                 (77)              1,121
         Recognition of deferred compensation                                  92                  --                  --
         Change in assets and liabilities:
           Accounts receivable                                             (1,553)               (407)             (1,794)
           Accounts payable                                                   642                (822)             (2,315)
           Other accrued liabilities                                       (1,047)              1,123               2,148
           Other                                                              168                 370                (206)
           Deferred contract revenue                                        5,244               7,986              (2,109)
                                                                          -------             -------             -------
                Net cash provided by (used in) operating activities         9,045             (21,574)            (19,122)
                                                                          =======             =======             =======

   Cash flows from investing activities:
      Purchases of property and equipment                                  (2,476)             (2,490)             (6,682)
      Proceeds from sale of investment in affiliate                           459                  90               3,600
      Proceeds from sale of assets                                             --                   6                  44
      Sales/maturities of marketable securities                           260,388             264,745             219,027
      Purchases of marketable securities                                 (276,654)           (258,307)           (196,036)
                                                                          -------             -------             -------
                Net cash provided by (used in) investing activities       (18,283)              4,044              19,953
                                                                          =======             =======             =======

   Cash flows from financing activities:
      Issuance of common stock and collection of notes
         receivable from stockholders, net                                  7,572               1,641                 601
      Purchase of treasury stock                                           (1,509)             (1,767)             (2,024)
      Payment of notes payable                                               (339)             (3,734)               (668)
      Proceeds from notes payable                                             ---              30,000                  --
                                                                          -------             -------             -------
                Net cash provided by (used in) financing activities         5,724              26,140              (2,091)
                                                                          =======             =======             =======

   Net increase (decrease) in cash and cash equivalents                    (3,514)              8,610              (1,260)
   Cash and cash equivalents at beginning of year                          10,197               1,587               2,847
                                                                          -------             -------             -------
   Cash and cash equivalents at end of year                               $ 6,683             $10,197             $ 1,587
                                                                          =======             =======             =======

   Supplemental cash flow data:
      Cash paid during the year for interest                                  $21                $309                $419
   Supplemental disclosure of non-cash investing
      and financing:
      Change in net unrealized gains(losses) on securities               $ 11,124                $358               ($648)
      Investment in affiliate                                             $ 1,343              $4,949              $4,708
   Write-off of fully depreciated assets                                    $ 143                $ 39               $ 158

  The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                      Accumu-
                                                                                                      lated
                                                                   Pre-           Notes               Other
                                               Common              ferred         Receivable  Def-    Compre-
                                    Common     Stock   Additional  Stock  Treas-  From        erred   hensive   Accu-
(in thousands, except    Preferred  Stock      Par     Paid-In     Par    ury     Stock       Compen- Income    mulated
share data)              Shares     Shares     Value   Capital     Value  Stock   holders     sation  (Loss)    Deficit    Total
---------------------    ---------  ---------- ------  ----------  ------ -----   ----------  ------  -------   -------    -----
Balances at
  December 31, 1995       16,053    36,009,055 $36     $399,155    $--    ($967)   ($20)      $--        $578   ($289,388) $109,394

Conversion of preferred   (3,421)      342,100   1           (1)                                                                 --
Purchase of treasury                                                     (2,024)                                             (2,024)
stock
Options exercised                      155,142              594                                                                 594
Notes receivable from                                                                 7                                           7
stockholders
Changes in unrealized                                                                                    (648)                 (648)
losses on
available-for-sale
securities
Investment in Guilford                                    4,708                                                               4,708
Net loss                                                                                                          (18,403)  (18,403)

                         ---------  ---------- ------  ---------   ------  -----   ----------  ------  -------    --------   -------
Balances at
  December 31, 1996       12,632    36,506,297  37      404,456     --    (2,991)   (13)       --         (70)   (307,791)   93,628

Conversion of preferred  (12,632)    1,263,200   1           (1)                                                                 --
Purchase of treasury                                                      (1,767)                                            (1,767)
stock
Options exercised                      262,621            1,641                                                               1,641
Stock issued for services                    2                                                                                   --
Notes receivable from                                                                                                            --
stockholders
Changes in unrealized                                                                                     358                   358
gains on
available-for-sale
securities
Investment in Guilford                                    4,949                                                               4,949
Net loss                                                                                                          (38,667)  (38,667)

                         ---------  ----------  ------  ---------  ------  -----   ----------  ------  -------   -------     -------
Balances at
  December 31, 1997            --   38,032,120   38     411,045     --    (4,758)   (13)       --         288    (346,458)   60,142

Common stock issued                    262,283            3,048                                                               3,048
Purchase of treasury                                                      (1,509)                                            (1,509)
stock
Options exercised                      677,249            4,524                                                               4,524
Treasury stock reissued               (603,000)          (2,786)           2,786                                                 --
Notes receivable from                                                              (132)                                       (132)
stockholders
Deferred compensation                  100,000              597                                (597)                             --
Amortization of deferred                                                                         92                              92
compensation
Changes in unrealized                                                                                  11,124                11,124
gains on
available-for-sale
securities
Investment in Guilford                                                                                                           --
Net loss                                                                                                           (2,363)   (2,363)

                         ---------  ----------  ------  ---------  ------ -----   ----------  -----   -------   ---------    -------
Balances at
  December 31, 1998             --  38,468,652  $38     $416,428   $--   ($3,481) ($145)      ($505)  $11,412   ($348,821)  $74,926
1998
------------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.     Business of the Company
        -----------------------

          Scios Inc. (the "Company") is a biopharmaceutical company engaged in the discovery, development, manufacture and commercialization of novel human therapeutics. The Company's research and development efforts are primarily focused on cardiorenal disorders, inflammatory conditions and Alzheimer's disease. The Company has research and development collaborations with a number of other biopharmaceutical companies under which it may share costs and revenues. The Company's commercial operations division also markets seven psychiatric products in the United States in co-operation with the Company's partners. In the course of its development activities, the Company has sustained operating losses and expects such losses to continue through fiscal 1999.

 2.    Summary of Significant Accounting Policies
       ------------------------------------------

          Principles of consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Other affiliates, more than 20% but less than 50% owned, are accounted for on the equity basis. Intercompany transactions and balances are eliminated on consolidation. The Company accounted for its 7% ownership in Guilford Pharmaceuticals Inc. ("Guilford") under the equity method through September 1998 because it had representation on Guilford's Board of Directors. In October 1998, the Company reclassified its Guilford investment to marketable securities because of a change in the Company's representation on Guilford's Board of Directors.

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

          Cash equivalents

          The Company considers all highly liquid investments with maturities of less than 90 days, at the time acquired, to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

          Marketable securities

          All marketable securities at December 31, 1998 and 1997 were deemed by management to be available-for-sale and are stated at fair value with net unrealized gains or losses reported in stockholders' equity. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method.

          Business risk and credit concentration

          Approximately one-third of the Company's revenues in 1998 were derived from product sales, which consist entirely of sales in the U.S. under a license agreement with SmithKline Beecham Corp. ("SB") (see Note 3). Any factor adversely affecting demand for, or supply of, the psychiatric products covered by the license agreement could materially adversely affect the Company's business and financial performance.

          Approximately two-thirds of 1998 research and development contract revenues were from the strategic alliance for the marketing of Natrecor(R) (nesiritide) ("Natrecor") with Bayer AG ("Bayer"). Future Bayer revenues will be dependent on continued Natrecor development efforts, success in achieving regulatory approvals, and successful commercialization.

          In 1998, Bayer contributed 33% of the Company's total revenues. In 1997, no individual customer or partner contributed more than 10% of total revenues. In 1996, Wyeth-Ayerst Laboratories ("Wyeth-Ayerst") contributed 21% of total revenues.

          At December 31, 1998, the $6.8 million in accounts receivable included $3.3 million from Bayer, $1.0 million from Janssen Pharmaceutica Inc. ("Janssen") and $2.1 million from SB. At December 31, 1997, the $5.2 million in accounts receivable included the following receivables associated with Commercial Operations: $0.6 million from Ortho-McNeil Pharmaceutical ("Ortho-McNeil"), $0.9 million from Wyeth-Ayerst and $3.2 million from SB.

          The Company's excess cash is invested in a diversified portfolio of securities consisting of U.S. Treasury Notes, deposits with major banks and financial institutions, and investment-grade interest-bearing corporate securities issued by companies in a variety of industries. In addition, the Company owned 1,367,500 shares of Guilford stock that was recorded on December 31, 1998 at fair value as an available-for-sale marketable security.

          Depreciation and amortization

          Buildings and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (3 to 7 years for equipment and 40 years for buildings). Leasehold improvements are amortized on a straight-line basis over the shorter of the asset life or fixed-lease term. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are removed from the balance sheet, and the resulting gain or loss is reflected in operations.

          Product sales

          Revenue from product sales is recognized in the period in which the products are shipped. Provision is made for estimated returns and allowances, cash discounts and rebates attributable to Medicaid programs related to sales of the SB Products.

          Co-promotion commissions

          Revenue from co-promotion commissions (see Note 3) is recognized based on estimated sales levels of Janssen's psychiatric product Risperdal(R) (risperdone) ("Risperdal") and SB's psychiatric product Paxil(R) (paroxetine HCl) ("Paxil") for their respective contract years.

          Contract Revenues

          Research and development contract revenues from cost-reimbursement agreements are recorded as the related expenses are incurred, up to contractual limits. Payments received that are related to future performance are deferred and recorded as revenues as they are earned over specified future performance periods. Research and development payments for which no services are required to be performed in the future, license payments irrevocably received and royalty payments based on sales to third parties are recognized as revenues upon receipt. Research and development expenses in 1998, 1997 and 1996 include approximately $4.9 million, $2.1 million and $1.9 million, respectively, incurred in connection with programs subject to cost reimbursement, collaborative or other performance agreements.

          Treasury stock

          Treasury stock is stated at cost and is considered issued and outstanding.

          Fair value of financial instruments

          Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximates fair value. Estimated fair values for marketable securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

          Computation of net loss per share

          Effective December 31, 1997, the Company adopted Financial Accounting Standards No. 128, "Earnings Per Share" and, accordingly, all prior periods presented have been restated. Basic net loss per share is calculated using the weighted average number of common shares outstanding for the period. Diluted net loss is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. The outstanding options to purchase common stock were excluded from diluted earnings calculations for 1998, 1997, and 1996 because inclusion of the options would have been anti-dilutive.

          Comprehensive income (loss)

          The Company adopted Statement of Financial Accounting Standards No. 130, "Accounting for Comprehensive Income," during the fiscal year ended 1998. This statement establishes standards for reporting and display of comprehensive income (loss) and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company's unrealized gains on investments represent the only component of comprehensive income, that is excluded from net loss for 1998 and prior years. The Company's comprehensive income (loss) has been presented in the consolidated financial statements. As the Company is in a loss position tax effects have not been allocated to the components of other comprehensive income (loss). Accumulated other comprehensive income (loss) balances are as follows for the years ended (in thousands):

                                                                   Accumulated
                                               Unrealized          Other
                                               Gains (losses)      Comprehensive
                                               on Securities       Income (loss)
                                               --------------      -------------

          Balance, December 31, 1996           $   (70)             $   (70)
          Current period change                    358                  358
                                               --------             -------
          Balance, December 31, 1997               288                  288
          Current period change                 11,124               11,124
                                               -------               ------
          Balance, December 31, 1998           $11,412              $11,412
                                               =======              =======

          Income taxes

          The Company accounts for income taxes under Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," which prescribes the use of the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

          Recent pronouncements

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. The Company does not currently hold derivative instruments or engage in hedging activities.

 3.    Joint Business Arrangements
       ---------------------------

          a.   Agreement with Bayer AG

          In May 1998, the Company entered into an agreement with Bayer for the worldwide development and commercialization of Natrecor, a new drug for the short-term management of congestive heart failure (CHF). Under the agreement, the Company will continue to manage the manufacture of Natrecor and Phase IIIb clinical trials, with Bayer managing further worldwide development and commercialization. Upon signing the contract, the Company received a payment of $20.0 million and will receive up to $40.0 million in milestone payments upon regulatory approvals in the United States, Europe and Japan. The agreement provides the Company the option to participate in co-promotion of Natrecor in the U.S. after three years upon achievement of specified sales levels, and it provides for the Company to actively participate in the further development of Natrecor with funding from Bayer at specified minimum levels

          b.   Agreement with Janssen Pharmaceutica Inc.

          The Company entered into a three-year agreement, effective in April 1998, with Janssen to jointly promote the antipsychotic Risperdal in the United States. Under the agreement, the Company receives base payments plus incentive compensation on achieving specified sales levels over a contract year beginning in April and ending in March. Janssen manufactures and distributes the product. The agreement may be extended by mutual agreement for additional periods of at least 12 months each.

          c.   Agreement with SmithKline Beecham Corporation

          Under the terms of an agreement with SB, the Company has the exclusive rights to market certain SB Products in the U.S. SB is fully responsible for ancillary matters relating to sales of the SB Products (including various administrative tasks), for the maintenance in good standing of all New Drug Applications with respect to the SB Products and for the maintenance of certain product liability insurance. The Company pays SB 40% of net profits, as defined in the agreement, from sales of the SB Products.

          In September 1998, the Company entered into an agreement with SB to co-promote Paxil in the U.S. Paxil, which regulates the brain chemical serotonin, is currently approved to treat depression, panic disorder and obsessive-compulsive disorder. Under the agreement, the Company receives base payments plus incentive compensation on achieving specified sales levels during a specified term. The companies are currently in discussions on revising the incentive compensation structure.

          d.   Agreement with DuPont Pharmaceuticals Company

          In December 1997, the Company entered into an agreement with DuPont Pharmaceuticals Company ("DuPont") establishing a research collaboration in the area of Alzheimer's disease with the goal of developing pharmaceuticals that prevent or retard the disease. Under the terms of the agreement, DuPont will fund research at the Company and will have responsibility to develop and commercialize products from this collaboration. DuPont also purchased $3.0 million of the Company's common stock in 1998 and will make milestone and royalty payments to the Company as products advance through development.

          e.   Agreement with Eli Lilly and Company

          In May 1997, the Company entered into a research collaboration with Eli Lilly and Company ("Eli Lilly") for the development of drugs to prevent or retard the progression of Alzheimer's disease. Under the terms of the agreement, Eli Lilly will fund research and will have the first opportunity to develop products from the collaboration. The Company may elect to develop other products from the collaboration. The commercialization partner will make milestone and royalty payments to the other partner. In 1998, the agreement was amended to increase the funding for additional research staff to facilitate future product completions.

          f.   Agreements with Wyeth-Ayerst Laboratories

          In October 1996, the Company entered into a collaboration agreement with Wyeth-Ayerst, an affiliate of American Home Products Corp., for the joint development and commercialization of Fiblast(R) (trafermin) ("Fiblast") for the treatment of neurological and cardiovascular disorders. The two companies will co-promote Fiblast for these indications in North America and share development costs and profits. Wyeth-Ayerst received exclusive marketing rights outside North America and within certain Pacific Rim countries in return for a royalty on sales and payments for bulk drug supply worldwide. Wyeth-Ayerst has provided a $12.0 million line of credit that the Company may use to fund expansion of its manufacturing facility for Fiblast (see Note 9).

          In April 1996, the Company entered into an agreement with Wyeth-Ayerst to promote the antidepressant Effexor(R) (venlafaxine hydrochloride) to selected psychiatrists in the U.S. Under the agreement, the Company received payments based on achieving specified increases in sales to the selected psychiatrists over an adjusted base level during each contract year beginning in June 1996. Wyeth-Ayerst manufactured and distributed the product. The agreement was terminated by mutual agreement in April 1998.

          g.   Agreement with Genentech, Inc.

          In December 1994, the Company entered into a collaboration agreement with Genentech, Inc. ("Genentech") for the development and commercialization of Auriculin(R) (anaritide) ("Auriculin") for the treatment of acute renal failure. Concurrent with the collaboration agreement, Genentech purchased $20.0 million of the Company's preferred stock, convertible into approximately 2.1 million shares of common stock and provided a $30.0 million loan to the Company in the form of a letter of credit (see Note 9), which the Company drew down in March of 1997. The loan plus accrued interest is payable in cash or stock or a combination thereof. As of December 31, 1997, Genentech had converted all shares of preferred stock into common stock. In 1997, the Company and Genentech discontinued development of Auriculin based upon the negative results of an interim study.

          h.   Agreement with Ortho-McNeil Pharmaceutical

          In July 1993, the Company entered into a five-year agreement with Ortho-McNeil, an affiliate of Johnson & Johnson, to jointly promote the injectable antipsychotic Haldol(R) Decanoate (haloperidol) in the U.S. Under the agreement, the Company received payments based on achieving specified sales levels over a contract year beginning in August and ending in July. Ortho-McNeil manufactured and distributed the product. The agreement was terminated by mutual agreement in April 1998.

          i.   Agreements with Kaken Pharmaceutical Co., Ltd.
          In September 1994, the Company entered into a series of agreements with Kaken Pharmaceutical Co., Ltd. ("Kaken") to expand a previous agreement signed in 1988 for Fiblast. Under the 1994 agreements, the Company will collaborate with Kaken to further develop the Fiblast manufacturing process, provide Kaken a license to the Company's Fiblast manufacturing technology and supply a specified amount of Fiblast product. In return, the Company has received milestone payments, which are contingent on Kaken's continuing development of the product. On December 31, 1998, $15.9 million of the Company's deferred revenue consisted of payments received to date under these agreements. The Company expects to complete production of the Fiblast product in accordance with its agreement prior to closing down its manufacturing operations.

 4.     Affiliate
        ---------

          In June 1994, Guilford, then a fully consolidated subsidiary of the Company, completed an initial public offering, which decreased the Company's percentage ownership from 62% to 29%. As a result, the equity method of accounting was adopted by the Company. Prior to the date of the public offering, the financial results of Guilford were fully consolidated with those of the Company. Due to subsequent public stock offerings, and the sale by the Company of 200,000 shares of Guilford stock in 1996, 12,500 shares in 1997, and 70,000 shares in 1998, the Company's ownership in Guilford has been reduced to 7%.

          The Company continued to use the equity method of accounting for its investment in Guilford through September 1998 because it had representation on Guilford's Board of Directors. In October 1998, the Company reclassified its Guilford investment to marketable securities because of a change in the Company's representation on Guilford's Board of Directors.

 5.       Marketable Securities
          ---------------------

          Unrealized gains and losses on marketable securities at December 31, 1998 by classification were as follows:

                                                            Accrued     Unrealized    Unrealized
          (in thousands)                   Cost Basis       Interest    Gains         Losses          Fair Value
                                           ----------       --------    ----------    ----------      ----------
          Debt securities:
            U.S. Government &
            Government Agency
            Securities                     $32,722          $286        $   346        ($7)           $33,347
          Corporate Bonds                   37,117           355            260        (21)            37,711
          Equity Investments                 8,736            --         10,834         --             19,570
                                           -------          ----        -------       -----           -------
            Total                          $78,575          $641        $11,440       ($28)           $90,628
                                           =======          ====        =======       =====           =======


          Unrealized gains and losses on marketable securities at December 31, 1997 by classification were as follows:

                                                            Accrued     Unrealized    Unrealized
          (in thousands)                   Cost Basis       Interest    Gains         Losses          Fair Value
                                           ----------       --------    ----------    ----------      ----------
          Debt securities:
            U.S. Government &
            Government Agency
            Securities                     $24,784          $131        $100           ($5)           $25,010
          Corporate Bonds                   28,957           343         112           (14)            29,398
          Equity Investments                    --            --          95           --                  95
                                           -------          ----        ----          -----           -------
            Total                          $53,741          $474        $307          ($19)           $54,503
                                           =======          ====        ====          =====           =======

          The scheduled maturities for marketable securities at December 31, 1998 by classification were as follows:

                                             Maturity             Maturity
          (in thousands)                     1 year or less       Greater than 1 year
                                             --------------       -------------------
          Debt securities:
            U.S. Government &
            Government Agency
            Securities                       $   283              $33,064
          Corporate Bonds                      3,624               34,087
          Equity Investments                  19,487                   83
                                             -------              -------
            Total                            $23,394              $67,234
                                             =======              =======

          The Company realized gains of $9,099,000 and losses of $96,000 on the disposal of marketable securities during 1998 and gains of $176,000 and losses of $298,000 on the disposal and write-down of marketable securities during 1997.

 6.     Property and Equipment
        ----------------------

          December 31,                                 1998           1997
                                                       ----           ----
          (in thousands)

          Laboratory equipment                         $12,802        $11,880
          Computer and related equipment                 4,780          4,103
          Furniture and other                            2,519          2,421
          Buildings and building improvements           49,878         48,951
                                                       -------        -------
                                                        69,979         67,355
          Accumulated depreciation and amortization    (38,827)       (35,125)
                                                       -------        -------
                                                        31,152         32,230
          Construction in progress                       1,062          1,353
                                                       -------        -------
          Total                                        $32,214        $33,583
                                                       =======        =======

 7.       Other Assets
          ------------

          December 31,                                 1998           1997
                                                       ----           ----
          (in thousands)
          Deposits                                     $  229         $  387
          Other assets                                    304            188
          Equity investments                            1,067          1,067
          Employee notes receivable                       368            594
                                                       ------         ------
          Total                                        $1,968         $2,236
                                                       ======         ======

 8.   Other Accrued Liabilities
      -------------------------

          December 31,                                 1998           1997
                                                       ----           ----

          (in thousands)
          Accrued contract payable                     $ 1,220        $    19
          Accrued Medicaid rebates                         781          1,191
          Accrued payroll                                3,566          2,881
          Profit distribution to third parties           1,212          1,911
          Accrued clinical trial expenses                1,231            200
          Deferred equity purchase                          --          3,000
          Other                                          2,077          1,932
                                                       -------         ------
          Total                                        $10,087         $11,134
                                                       =======         =======

 9.     Lease and Debt Commitments
        --------------------------

          a.   Operating leases

          The Company leases facilities in California and the land where the Company's Mountain View, California facilities are located under operating leases. The facilities lease expires in 2002 with an option to extend for six years and seven months. The long-term ground lease expires in 2053. Beginning in July 2010, a portion of the annual ground rent is subject to renegotiation. In addition, the Company has entered into operating leases covering certain laboratory and computer equipment.

          Future minimum payments under these leases are as follows:

                                             Land and
                                             Facilities          Equipment
                                             Operating           Operating
             (in thousands)                  Leases              Leases
                                             ----------          ---------
                1999                         $  944              $327
                2000                            980                --
                2001                          1,016                --
                2002                            268                --
                2003                            203                --
                Thereafter                    1,652                --
                                             ------              ----
                Total                        $5,063              $327
                                             ======              ====

          Rent expenses for all facilities  operating  leases was  approximately
          $963,000,   $1,112,000,   and  $1,177,000  in  1998,  1997  and  1996,
          respectively.

          b.   Borrowing arrangements

          In 1998, the Company's paid off two five-year notes that were secured by equipment.

          In December 1997, the Company repaid a $3.0 million bank loan entered into in 1995 and renewed in 1996.

          As part of the Auriculin agreement, Genentech committed to loan the Company up to $30.0 million. The $30.0 million was drawn down in March of 1997, and bears interest at the prime rate (7.75% at December 31, 1998). The loan is repayable in cash or the Company common stock, at the prevailing market price, at the Company's option at any time through December 31, 2002.

          c.   Wyeth-Ayerst loan commitment

          As part of the Fiblast agreement, Wyeth-Ayerst has committed to loan the Company up to $12.0 million to fund expansion of the Company's manufacturing facility for Fiblast. The Company does not expect to use this source of funding as it will use third party manufacturing.

          d.   Natrecor supply contract

          The Company has entered into a long-term supply agreement with a manufacturer for the supply of bulk Natrecor. The contract provides for the purchase of at least 25 kg of bulk solution over an eight-year period at a maximum price of 48.0 million German marks (U.S. equivalent at December 31, 1998, $29.0 million).

10.     Litigation
        ----------

          On November 29, 1995, the Company was notified by the United States Environmental Protection Agency ("EPA") that it may have a liability in connection with the clean-up of a toxic waste site arising out of the alleged disposal of hazardous substances by a subcontractor of Nova Pharmaceutical Corporation, which the Company acquired in 1992. The Company is one of many potentially responsible parties that have been identified as associated with this specific site. The Company is in discussions with the EPA to finalize the amount of potential liability. The Company has accrued $90,000 as provision for the liability or loss that may result from the settlement thereof.

11.     Research and Development Commitments
        ------------------------------------

          a.   Research commitments

          The Company's commitments for payments to research consultants and institutions are $75,000 in 1999, $75,000 in 2000, and $58,000 in
          2001.

          b.   Commitments to research partnerships

          Under the Company's collaboration agreement with Wyeth-Ayerst for the development and commercialization of Fiblast, the Company is obligated to pay 30% of the joint development expenses, with Wyeth-Ayerst responsible for the remaining 70%.

          In 1988, the Company purchased the interests of Biotechnology Research Partners, a limited partnership in a joint venture, and made a down payment of $575,000. The balance of the purchase price is to be paid in quarterly installments in accordance with the following formula:
          (i) until the minority partners have received payments of approximately $22.8 million, the Company will pay approximately 37% of the royalty income from third-party licenses and approximately 3.7% of the Company's gross sales of Partnership products; (ii) thereafter, until the minority partners have received aggregate payments of approximately $34.1 million, the Company will pay approximately 31% of the royalty income and approximately 3.1% of the Company's gross sales of Partnership products; and (iii) thereafter, until the earlier of 20 years from the date of exercise of the option or the time all patents relating to the Partnership's technology expire and all information relating to that technology becomes part of the public domain, the Company will pay to the minority partners approximately 20.5% of the royalty income and approximately 2% of the Company's gross sales of Partnership products. Partnership products for which minority partners will receive payments include Fiblast.

          In December 1992, the Company exercised its option to acquire all interests in Nova Technology Limited Partnership for $20.4 million. The Company also issued contingent payment rights to all limited partners of the partnership, pursuant to which the Company is obligated until January 15, 2008 to pay royalties on the sale or license of certain products that were under development by the partnership. As of December 31, 1998, $84,048 was accrued for payment in 1999 primarily as a result of royalties associated with the commercialization of Guilford's Gliadel(R) wafer.

12.     Stockholders' Equity
        --------------------

          Warrants to purchase approximately 789,000 shares of the Company's common stock at $26.74 per share expired unexercised in June 1998. At December 31, 1998, there were no warrants outstanding.

          a.   Convertible preferred stock

          The Company's convertible preferred stock may be issued in series that have such rights as may be designated by the Board of Directors from time to time. There were no shares of preferred stock issued and outstanding at December 31, 1998.

          b.   Common stock

          The Company has a Common Share Purchase Rights Plan under which stockholders have a right to purchase for each share held, one share of the Company's common stock at a 50% discount and, in certain circumstances, a share of common stock of an acquirer at a similar discount. The rights become exercisable, at $55.00 per right, in the event of an acquisition or tender offer, which results in the acquisition of 20% or more of the Company's common stock. The rights may be redeemed, in certain circumstances, at $0.01 per right and expire on July 31, 2000.

          c.   Deferred compensation

          In September 1998, the Company granted shares of restricted stock to an officer and director. The shares vest over a two-year period provided that the recipient is still employed by the Company. The market value of the shares awarded was $597,000 and has been recorded as a separate component of stockholders' equity. Deferred compensation is being amortized over the two-year period.

13.     Employee 401(k) Benefit Plan
        ----------------------------

          The Company has a qualified profit sharing plan and trust under Internal Revenue Service Code sections 401(a) and 401(k). Employees are eligible to participate in the plan the first day of the month after hire and can elect to contribute to the plan up to 15% of their salary subject to current statutory limits. In 1998, the Company matched employee contributions at a rate of 100% to a maximum of $3,000 per employee, except as restricted by statutory limits. The Company contribution is 100% vested at the end of an employee's third year of employment. Company contributions to the plan totaled approximately $838,000 in 1998, $664,000 in 1997 and $649,000 in 1996.

14.     Stock Option Plans
        ------------------

          Under the Company's stock option plans, the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the vesting period and the exercise price (which cannot be less than fair market value ("FMV") at date of grant for incentive stock options or 85% of FMV for nonstatutory options). The options are exercisable at times and in increments as specified by the Board of Directors, generally expire ten years from date of grant and fully vest over periods from three to five years. The following shares are authorized and available for grant as of December 31, 1998:

                                                              Shares
              Plan        Shares          Options             Available
              Title       Authorized      Outstanding         for Grant         Option Price
              -----       ----------      -----------         ---------         ------------
              1983/86     2,200,000          480,867                 --         Not less than 85% of FMV*
              1989          170,000           25,000                 --         FMV
              1992        5,000,000        2,914,229          1,102,058         Not less than 85% of FMV
              1996        1,500,000        1,085,739            389,777         Not less than 85% of FMV
              NQ            443,161                0                 --         Not less than 85% of FMV

          *FMV = fair market value

          Additional information with respect to the activity of outstanding options is summarized in the following table:

                                                                                 Aggregate
                                                  Number of                      Price
          Common Stock                            Shares         Option Price    (in thousands)
                                                  ---------      ------------    --------------

          Balances at December 31, 1995           3,831,543      $2.56-$21.13    $29,022

               Granted                              627,000      $4.56-$ 6.88      3,579
               Exercised                           (155,142)     $2.56-$ 7.13       (594)
               Canceled                            (527,078)     $3.50-$21.13     (3,797)
                                                  ---------     -------------    -------

          Balances at December 31, 1996           3,776,323      $3.50-$21.13    $28,210

               Granted                              819,740      $6.06-$ 8.13      5,266
               Exercised                           (262,621)     $4.13-$ 9.13     (1,641)
               Canceled                            (347,300)     $5.44-$15.06     (2,491)
                                                  ---------      ------------    -------

          Balances at December 31, 1997           3,986,142      $3.50-$21.13    $29,344

               Granted                            1,515,475      $5.19-$12.75     13,245


               Exercised                           (677,249)     $3.50-$ 9.13     (4,524)
               Canceled                            (318,533)     $3.50-$20.54     (2,502)
                                                  ---------      ------------    -------

          Balances at December 31, 1998           4,505,835      $3.69-$21.13    $35,563
                                                  =========      ============    =======

          The options outstanding by range of exercise price at December 31, 1998 are as follows:

                                                                 Weighted
                                          Number of              Average                  Weighted
                                          Options                Remaining                Average
          Exercise Price                  Outstanding            Contractual Life         Exercise Price
          --------------                  -----------            ----------------         --------------
          $ 3.69-$ 6.13                    1,280,826             7.38                      $ 5.77
          $ 6.25-$ 7.13                      909,096             3.85                      $ 7.00
          $ 7.21-$ 9.13                    1,044,485             5.49                      $ 8.00
          $ 9.19-$10.88                      910,615             7.99                      $ 9.69
          $11.75-$21.13                      360,813             4.68                      $12.84
          -------------                    ---------             ----                      ------
          $ 3.69-$21.13                    4,505,835             6.14                      $ 7.89
          =============                    =========             ====                      ======

          The options currently exercisable by range of exercise price at December 31, 1998 are as follows:

                                             Number of           Weighted
                                             Options             Average
          Exercise Price                     Exercisable         Exercise Price
          --------------                     -----------         --------------
          $ 3.69-$ 6.13                        534,389           $ 5.82
          $ 6.25-$ 7.13                        823,283           $ 7.05
          $ 7.21-$ 9.13                        631,627           $ 8.27
          $ 9.19-$10.88                        258,217           $ 9.82
          $11.75-$21.13                        304,637           $12.85
          -------------                      ---------           ------
          $ 3.69-$21.13                      2,552,153           $ 8.07
          =============                      =========           ======

          Stock based compensation

          The Company accounts for stock based compensation using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

          The following pro forma information has been prepared following the provisions of SFAS No. 123:

          December 31,                                      1998           1997           1996
          ------------                                      ----           ----           ----
          (in thousands, except per share amounts)

          Net loss - as reported                            $(2,363)       $(38,667)      $(18,403)
          Net loss - pro forma                               (6,331)        (40,163)       (19,029)
          Net loss per common share
             and per common share -
             assuming dilution -
             as reported                                    $ (0.06)          (1.07)      $  (0.51)


         Net loss per common share - pro forma
             and per common share -
             assuming dilution -
             pro forma                                      $ (0.17)       $  (1.10)      $  (0.53)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing method assuming the following parameters:

                                                            1998           1997           1996
                                                            ----           ----           ----

          Risk free interest rate                           5.29%          5.87%          6.41%
          Expected life (years)                             4.8            5.0            5.0
          Volatility                                        0.7916         0.7920         0.8134
          Dividend yield                                        --             --             --

          The weighted average fair value of options granted in 1998, 1997 and 1996 was $5.71, $4.33 and $3.92, respectively.

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

          The Company has federal and state income tax net operating loss ("NOL") and research credit carryforwards at December 31, 1998 for tax purposes available as follows:

          Federal NOL                                     $278,000,000
          State NOL                                         20,000,000
          Federal Research Credit                           15,200,000
          State Research Credit                              7,200,000

          These federal and state NOL carryforwards expire in the years 1999 through 2013 and 1999 through 2003, respectively. The federal and state research credit carryforwards expire in the years 1999 through 2013, and 2003 through 2013, respectively.

          Due to a change in the ownership of the Company, as defined, a portion of the federal and state NOL carryover is subject to an annual utilization limitation. Should another change in ownership occur, future utilization of the Company's NOL carryforwards may be subject to additional limitations.

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

                                                                       December 31,
          (in thousands)                                         1998                1997
                                                                 ----                ----
          Depreciable and amortizable
             assets, primarily technology                        $   9,100           $   7,900
          Other accrued liabilities                                  1,300               4,800
          State (net of federal benefit)                            13,800               8,800
          Net operating loss carryforward                           94,000              93,600
          Research credit                                           15,200              10,200
          Valuation allowance                                     (133,400)           (125,300)
                                                                 ---------           ---------
          Net deferred tax asset                                 $      --           $      --
                                                                 =========           =========

          Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.

16.     Industry and Geographic Segment Information
        -------------------------------------------

          The Company has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131"). SFAS 131 supercedes Statement of Financial Accounting Standards, "Financial Reporting for Segments of a Business Enterprise" ("SFAS 14"). SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information.

          Management uses one measurement of profitability for its business. The Company receives revenue from product sales and from licensing and development of products. The Company markets its products in the United States and Japan and received licensing revenue from partners in the United States, Europe and Asia Pacific and operates in one business segment.

          Revenue and long-lived assets by geographic area as of and for the year ended:

                                                                      Long lived
          (in thousands)                          Revenues            Assets
                                                  --------            ----------
          December 31, 1998:
            U.S.                                  $42,243             $32,214
            International                          31,472                  --
                                                  -------             -------
            Total                                 $73,715             $32,214
          December 31, 1997:
            U.S.                                  $46,609             $33,583
            International                             820                  --
                                                  -------             -------
            Total                                 $47,429             $33,583
          December 31, 1996:
            U.S.                                  $63,834             $36,839
            International                             389                  --
                                                  -------             -------
            Total                                 $64,223             $36,839

17.     Subsequent Event
        ----------------

          On March 1, 1999, the Company announced a restructuring and right-sizing plan that includes reduction of the Company's full-time workforce by approximately 30% and the consolidation of its headquarters, development and research staff into currently leased facilities in Sunnyvale, California. In the first half of 1999, the Company will close its manufacturing facility due to its low capacity and high operating expenses and the ready availability of third party recombinant protein manufacturing capacity. The Company's Mountain View, California, campus will be sold. The consolidation is expected to create improved management and operational synergies and save approximately $14.0 million annually. In the quarter ending March 31, 1999, the Company will record a one-time restructuring charge of approximately $7.0 million for the disposition of certain excess assets and severance costs.