Form 10-Q
period 1999-05-11
SCIOS INC
filed 1999-05-12
CIK 726512

COMPANY DATA:
          COMPANY CONFORMED NAME:                 SCIOS INC
          CENTRAL INDEX KEY:                      0000726512
          STANDARD INDUSTRIAL CLASSIFICATION:     WHOLESALE-DRUGS PROPRIETARI
          IRS NUMBER:                             953701481
          STATE OF INCORPORATION:                 DE
          FISCAL YEAR END:                        1231

     FILING VALUES:
          FORM TYPE:                    10-Q
          SEC ACT:
          SEC FILE NUMBER:              000-11749
          FILM NUMBER:                  98620118


     BUSINESS ADDRESS:
          STREET 1:                     2450 BAYSHORE PKWY
          CITY:                         MOUNTAIN VIEW
          STATE:                        CA
          ZIP:                          94043
          BUSINESS PHONE:               6509661550

     MAIL ADDRESS:
          STREET 1:                     2450 BAYSHORE PKWY
          CITY:                         MOUNTAIN VIEW
          STATE:                        CA
          ZIP:                          94043

     FORMER COMPANY:
          FORMER CONFORMED NAME:        SCIOS INC
          DATE OF NAME CHANGE:          19920703

     FORMER COMPANY:
          FORMER CONFORMED NAME:        CALIFORNIA BIOTECHNOLOGY INC
          DATE OF NAME CHANGE:          19920302



                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                   OR


__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                       Commission file number:  0-11749

                                Scios Inc.
          (Exact name of Registrant as specified in is charter)

                           Delaware 95-3701481
     (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

                                Scios Inc
                           2450 Bayshore Parkway
                           Mountain View, CA  94043
             (Address of principal executive offices) (Zip code)

                               (650) 966-1550
             (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 10 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                        Outstanding

Common Stock, $.001 par value                38,468,652

                              SCIOS INC.
                           AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                                SCIOS INC.
                            AND SUBSIDIARIES


                       Consolidated Balance Sheets
                    (In thousands, except share data)


ASSETS                                         March 31,           December 31,
                                                 1999                 1998
                                              ------------         ------------
                                              (Unaudited)
Current assets:
     Cash and cash equivalents                     $13,402               $6,683
     Marketable securities                          11,035               23,394
     Accounts receivable                             6,654                6,768
     Prepaid expenses                                  924                  568
                                              ------------         ------------
       Total current assets                         32,015               37,413

Marketable securities, non-current                  57,996               67,234
Property and equipment, net                         31,530               32,214
Other assets                                         1,929                1,968
                                              ------------         ------------
TOTAL ASSETS                                      $123,470             $138,829
                                              ------------         ------------

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                               $4,566               $2,327
     Other accrued liabilities                      12,315               10,087
     Deferred contract revenue                      16,990               16,896
                                              ------------         ------------
       Total current liabilities                    33,871               29,310

Long-term debt                                      35,243               34,573
Minority interests                                      --                   20
                                              ------------         ------------
       Total liabilities                            69,114               63,903
                                              ------------         ------------

Stockholders' equity:
     Preferred stock; $.001 par value;
        20,000,000 shares authorized; none
        issued and outstanding                          --                   --
     Common stock; $.001 par value; 150,000,000
        shares authorized; issued and outstanding
        38,468,652 and 38,468,652, respectively         38                   38
     Additional paid-in capital                    416,498              416,428
     Treasury stock; 733,706 and 754,199
        shares, respectively                        (3,542)              (3,481)
     Notes receivable from stockholders               (111)                (145)
     Deferred compensation, net                       (431)                (505)
     Accumulated other comprehensive income            582               11,412
     Accumulated deficit                          (358,678)            (348,821)
                                              ------------         ------------
       Total stockholders' equity                   54,356               74,926
                                              ------------         ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $123,470             $138,829
                                              ------------         ------------

The accompanying notes are an integral part of these consolidated financial statements.


                                    SCIOS INC.
                                 AND SUBSIDIARIES

        Consolidated Statements of Operations and Comprehensive Income (Loss)
                             (In thousands, except share data)
                                                     Three months ended
                                                         March 31,
                                                 1999                     1998
                                       ---------------           --------------
                                                      (Unaudited)
Revenues:
      Product sales                             $7,822                   $8,430
      Co-promotion commissions                   2,728                    1,268
      Research & development contracts           2,177                    4,592
                                       ---------------           --------------
                                                12,727                   14,290
                                       ---------------           --------------

Costs and expenses:
      Cost of goods sold                         4,308                    4,805
      Research and development                  10,543                   10,527
      Marketing, general and administration      5,313                    4,711
      Profit distribution to third parties       1,117                    1,070
      Restructuring charges                      6,670                       --
                                       ---------------           --------------
                                                27,951                   21,113
                                       ---------------           --------------

Loss from operations                           (15,224)                  (6,823)

Other income and expense:
      Investment income                          1,026                      987
      Interest expense                            (670)                    (650)
      Realized gains on securities               4,786                    8,039
      Other income, net                            231                       19
                                       ---------------           --------------
                                                 5,373                    8,395

Equity in net loss of affiliates                    --                     (244)
                                       ---------------           --------------
Income (loss) before provision for
   income taxes                                 (9,851)                   1,328

Provision for income taxes                          (6)                      (4)
                                       ---------------           --------------
      Net Income (loss)                        ($9,857)                  $1,324
                                       ---------------           --------------

Other comprehensive income (loss):
      Unrealized gains on securities               582                      244
                                       ---------------           --------------
Comprehensive income (loss)                    ($9,275)                  $1,568
                                       ---------------           --------------

      Earnings (loss) per common share:

           Basic                                ($0.26)                   $0.04
                                       ---------------           --------------
           Diluted                              ($0.26)                   $0.03
                                       ---------------           --------------

           Weighted average number of
           common shares outstanding
           used in calculation of:
           Basic                            37,746,605               37,273,536
                                       ---------------           --------------
           Diluted                          37,746,605               38,835,221
                                       ---------------           --------------

The accompanying notes are an integral part of these consolidated financial statements.
                                       3


                                          SCIOS INC.
                                       AND SUBSIDIARIES

                             Consolidated Statements of Cash Flows
                                        (In thousands)
                                                        Three months ended
                                                              March 31,
                                                       1999             1998
                                                   -----------       ----------
                                                            (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                  ($9,857)          $ 1,324
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Depreciation and amortization                        826              971
      Accrued long-term interest payable                   670              638
      Equity in net loss of affiliates                      --              244
      Gain on sale of securities                        (4,786)              --
      Minority interest                                    (20)              --
      Deferred compensation                                 74               --
      Change in assets and liabilities:
        Accounts receivable                                114            3,744
        Accounts payable                                 2,239              227
        Other accrued liabilities                       (3,517)            (576)
        Other                                             (317)             128
        Deferred contract revenue                           94              299
        Restructuring charges                            5,745               --
                                                   -----------       ----------
Net cash provided by (used in) operating activities     (8,735)           6,999
                                                   -----------       ----------

Cash flows from investing activities:
   Purchases of property and equipment                    (141)            (588)
   Proceeds from sale of investment in affiliate            --              144
   Sales/maturities of marketable securities            54,102           74,373
   Purchases of marketable securities                  (38,549)         (75,927)
                                                   -----------       ----------
Net cash provided by (used in) investing activities     15,412           (1,998)
                                                   -----------       ----------

Cash flows from financing activities:
   Issuance of common stock and collection of notes
     receivable from stockholders, net                     400            3,535
   Purchase of treasury stock                             (358)              --
   Payment of notes payable and capital leases                             (198)
                                                    -----------      ----------
Net cash provided by financing activities                   42            3,337
                                                    -----------      ----------

Net increase in cash and cash equivalents                6,719            8,338
Cash and cash equivalents at beginning of period         6,683           10,197
                                                   ===========       ==========
Cash and cash equivalents at end of period            $ 13,402         $ 18,535
                                                   ===========       ==========

Supplemental cash flow data:
   Cash paid during the period for interest                 --              $12
Supplemental disclosure of non-cash investing
   and financing:
   Change in net unrealized gains (losses)
     on securities                                       $10,830            $44
   Investment in affiliate                                  --             $388




      The accompanying notes are an integral part of these consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.       Basis of Presentation and Accounting Policies

         The unaudited consolidated financial statements of Scios Inc. ("Scios" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 1999 and the Company's consolidated results of operations and cashflows for the three-month periods ended March 31, 1999 and 1998. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

         These financial statements and the notes accompanying them should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998. Investors are encouraged to review the Form 10-K for a broader discussion of the Company's business and the opportunities and risks inherent in the Company's business. Copies of the 10-K are available from the Company on request and from the Security and Exchange Commission's Edgar database at web site www.sec.gov.

         The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.


2.       Restructuring Charges and Expenses

         On March 1, 1999, the Company announced a restructuring plan that included reduction of the Company's full-time workforce by approximately 30% and the consolidation of its headquarters, development and research staff into currently leased facilities in Sunnyvale, California. The Company's Mountain View, California campus will be sold. In the quarter ending March 31, 1999, the Company recorded a one-time restructuring charge of approximately $6.7 million for the disposal of certain excess assets and severance costs. The accrual and changes to the accrual for the first quarter of 1999 are summarized in the following table:


                               Balance at       Charges       Balance at
         (in thousands)        March 1, 1999    Utilized      March 31,1999
         ----------------------------------------------------------------------
         Facilities                $  360         $ ---           $  360
         Workforce reductions       2,819           781            2,038
         Contractual commitments    1,110           144              966
         Asset write-downs          1,800           ---            1,800
         Lease exit costs             581           ---              581
                              -----------  ------------     ------------
                                   $6,670          $925           $5,745

3.       Computation of Earning (Loss) Per Share

         The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share (in thousands, except per share amounts):


                                                      1999                1998
                                            --------------        -------------
                Numerator

                Basic
                   Net income (loss)              ($ 9,857)              $1,324

                Diluted
                   Net income (loss)              ($ 9,957)             $ 1,324

                Denominator

                Basic
                   Weighted average shares          37,747               37,274
                   Effect of dilutive securities:
                     Employee stock options            ---                1,562
                                                 ----------         -----------
                   Weighted average shares and assumed
                      conversions                    37,747              38,836

                Basic earnings (loss) per share      ($0.26)             $ 0.04
                                                 ----------         -----------

                Diluted earnings (loss) per share    ($0.26)             $ 0.03
                                                 ----------         -----------

         The potentially dilutive effect of outstanding options to purchase common stock would have been anti-dilutive in 1999, and they were therefore excluded from the 1999 diluted earnings calculation. Although potentially dilutive, the payoff of the Genentech loan through the issuance of common stock would have been anti-dilutive in both 1999 and 1998 and was therefore excluded from the calculations.

4.       Industry and Geographic Segment Information

         Management uses one measurement of profitability for its business. The Company receives revenue from product sales and from licensing and development of products. The Company markets its products in the U.S. and Japan and receives licensing revenue from partners in the U.S., Canada, Europe and Asia Pacific and operates in one business segment.

         All long-lived assets are located in teh United States and revenues by geopraphic area are as follows for the first quarter of 1999 and 1998, repectively:

   (in thousands)                  March 31, 1999    March 31, 1998
   --------------                  --------------    --------------

   Revenues - U.S.                       $ 12,727          $ 12,243
   Revenues - International                   ---             2,047
   Total
                           ----------------------    --------------------------

                                         $ 12,727          $ 14,290



5.       Subsequent Event

         On April 27, 1999, the Company was advised by the U.S. Food and Drug Administration ("FDA") that the FDA did not approve the Company's New Drug Application for Natrecor(R) (nesiritide) ("Natrecor") in the treatment of acute congestive heart failure. The FDA determined that there are uncertainties remaining about the effectiveness and safety of Natrecor at this time necessitating future study. The Company will work closely with the FDA to determine what additional clinical studies are required for approval of Natrecor and with its Natrecor partner, Bayer AG, to determine the plan for such future trials.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         In accordance with Federal laws, the Company reminds readers that the following discussion contains forward-looking statements about plans, objectives, future results and intentions of the Company. These forward-looking statements are based on the current expectations of the Company, and the Company assumes no obligation to update this information. Realization of these plans and results involves risks and uncertainties, and the Company's actual results could differ materially from the historical results or future plans discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those items discussed below, as well as the considerations discussed in the Company's Form 10-K for the year ended December 31, 1998.

 Operating Results

         The net loss for the quarter ended March 31, 1999 was $9.9 million compared to net income of $1.3 million in the corresponding quarter of 1998. The net loss in 1999 was primarily due to a $6.7 million corporate restructuring charge and a $3.3 million decrease in realized gains on the sale of securities.

         Total revenues for the three months ended March 31, 1999 were $12.7 million compared to 1998 first quarter revenues of $14.3 million. The decrease in revenues was principally due to a $2.4 million decline in research and development contract revenues as a result of the timing of product development milestone payments. Product sales from psychiatric products under license from SmithKline Beecham Corporation (the "SB Products") decreased to $7.8 million from $8.4 million for the three months ended March 31, 1999 and 1998, respectively. The Company expects that over time SB Product sales will continue to erode because of competition from new market entrants and generic drugs. Co-promotion commissions increased to $2.7 million in 1999 from $1.3 million in 1998. The increase in co-promotion commissions was the result of higher commissions received from the sales of Risperdal(R) (risperidone) and Paxil(R) (paroxetine HCl) in the first quarter of 1999 as compared to commissions received from sales of Haldol(R) Decanoate and Effexor(R) (venlafaxine HCl) in the comparative quarter in 1998. Contract revenues for the three months ended March 31, 1999 decreased to $2.2 million in 1999 from $4.6 million in the corresponding period in 1998, principally due to receipt of product development milestone payments in 1998.

Total costs and expenses for the three months ended March 31, 1999 were $28.0 million versus $21.1 million for the same period in 1998. Spending for research and development remained the same at $10.5 million in both 1999 and 1998 quarters. Expenses for marketing, general and administration increased to $5.3 million from $4.7 million for the three-month periods ended March 31, 1999 and 1998, respectively, because of increased headcount and consulting expenses. The first quarter decrease of $0.5 million in cost of goods from 1998 to 1999 was the result of lower SB Product sales. Profit distribution to SB remained at $1.1 million from period to period. On March 1, 1999, the Company announced a restructuring and right-sizing plan that included reduction of the Company's full-time workforce by approximately 30% or 80 employees and the consolidation of its headquarters, development and research staff into currently leased facilities in Sunnyvale, California. The Company's Mountain View, California campus will be sold. In the first half of 1999, the Company will discontinue using its manufacturing facility due to its low capacity and high operating expenses and the ready availability of third party recombinant protein manufacturing capacity. During this period, the Company will have completed the manufacture of Fiblast(R)(trafermin)required for delivery under its contract with Kaken. The manufacturing facility will be maintained for a number of months until a possible inspection by regulatory authorities which could occur if Kaken receives approval of Fiblast(R)(trafermin) for wound healing in Japan. The consolidation is expected to create improved management and operational synergies and save approximately $14.0 million annually. In the quarter ending March 31, 1999, the Company recorded a one-time restructuring charge of approximately $6.7 million for the disposition of certain excess assets and severance costs.

         Other income and expense decreased from $8.4 million in income for the quarter ended March 31, 1998 to $5.4 million in the comparable quarter of 1999. The decrease was principally due to the $3.3 million decrease in realized gains on sale of securities. For the three months ended March 31, 1999, the gain on sale of securities was $4.8 million compared to $8.0 million in 1998. In the first quarter of 1999, the Company sold 1.3 million shares of Guilford Pharmaceutical Inc. ("Guilford") stock for a gain of $4.8 million compared to the Company's sale of its entire interest in Karo Bio AB, completed in March 1998 for an $8.0 million gain. The Company currently owns 80,500 shares of Guilford stock.

         The ability of the Company to achieve profitability depends principally on the Company's success in developing and commercializing its own products and on its ability to complete agreements with third parties that result in additional revenue. Among the factors that will determine the Company's success in commercializing its products are: the demonstrated safety and efficacy of products in development; the cost of and the time taken to complete clinical trials and regulatory submissions; the timing and scope of regulatory approvals, particularly with respect to the Company's lead products Natrecor(R) (nesiritide) and Fiblast(R) (trafermin); the Company's ability to secure a cost-effective drug supply; the Company's success in developing and implementing cost effective sales and marketing strategies either on its own behalf or in partnership with other companies; and the level of market acceptance if products are approved, both at product launch and over time. The Company's ability to raise additional revenue through third parties will be dependent on the factors described above, as well as other factors such as: its success in marketing and selling the third-party products which it may acquire the right to co-promote; the disposition of various patent proceedings related to the protection of the Company's potential products; the perceived value of the Company's current product portfolio and research programs to outside parties; and the success of third parties, such as Bayer AG on Natrecor; Kaken Pharmaceutical Co., Ltd. and Wyeth-Ayerst Laboratories on Fiblast; and Novo Nordisk A/A on GLP-1 in developing and commercializing the Company's products.

IMPACT OF YEAR 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on recent assessments, the Company determined that it will not be required to modify or replace significant portions of hardware and software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications and replacement of existing hardware and software, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed on a timely basis, the Year 2000 Issue could have an impact on the operations of the Company.

         The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date the Company has fully completed its assessment of all internal systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems are Year 2000 compliant. That assessment did, however, indicate that certain systems were at risk. Affected systems include chromatography, clinical case report forms tracking, and statistical analysis software. The Company is currently assessing cost comparisons on whether to remediate or replace this equipment and expects to have the equipment corrected and re-tested by October 31, 1999. The Company has gathered information about the Year 2000 compliance status of its significant suppliers and contractors and continues to monitor their compliance. For its information technology exposures, to date the Company is 70% complete on the remediation phase and expects to complete software reprogramming and replacement no later than November 30, 1999.

         The Company is in the process of querying its important suppliers and contractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent Year 2000 issue that would materially impact the company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable. The Company will update its analysis of external agent systems in subsequent reports.

         The Company will utilize both internal and external resources to reprogram, or replace, test and implement the software and scientific equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at approximately $75,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $11,000 related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $30,000 is attributable to the purchase of new software, $20,000 for new hardware, which will be capitalized, and $14,000 for the repair of hardware and software.

         The Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

         The Company has not completed a formal contingency plan for non-compliance, but it is developing a plan based on the information obtained from third parties and an on-going evaluation of the Company's own systems. The Company anticipates having a contingency plan in place by November 30, 1999, which will include development of backup procedures, identification of alternate suppliers and possible increases in supplies inventory levels. The Company has not identified its most reasonably likely worst case scenario with respect to possible losses in connection with Year 2000 related problems. The Company plans on completing this analysis by November 30, 1999.

         The information above contains forward-looking statements including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements about the Year 2000 should be read in conjunction with the Company's disclosures in its Annual Report or Form 10-K as filed with the Securities and Exchange Commission.

Liquidity and Capital Resources

         Combined cash, cash equivalents and marketable securities (both current and non-current) totaled $82.4 million at March 31, 1999, a decrease of $14.9 million from December 31, 1998. The decrease was primarily attributable to cash used to fund operations and to a decrease of $5.9 million in the value of the Company's Guilford stock between year-end 1998 and the time of the sale. The Company sold most of its holding in Guilford in the first quarter of 1999.

         The Company is striving to achieve profitability over the next several years. The timing on which the Company will succeed in its objective to achieve and sustain profitability, in the short term, depends principally on the success of the Company and its collaboration partner, Bayer, in achieving regulatory approvals and generating sales from Natrecor. The Company is determining with the FDA the nature of the additional clinical trials that the agency will require before it would consider approval of Natrecor for marketing. Profitability will also depend on a number of other factors including the Company's success and timeliness of its other product development, clinical trial, regulatory approval and product introduction efforts. Other contributing factors will be the Company's ability to develop new revenue sources to support research and development programs and its success in marketing and promoting the products of third-parties that may be licensed by the Company.

         The Company's resources of $82.4 million in cash, cash equivalents and marketable securities at March 31, 1999, together with revenues from product sales, collaborative agreements and interest income, and any funding from existing or future debt arrangements, will be used to support current and new clinical trials for proprietary products under development, to support commercialization efforts for prospective products and for other general purposes. The Company believes its cash resources will be sufficient to meet its operating and capital requirements for at least the next several years. Key factors that will affect future cash use and the timing of the Company's need to seek additional financing include the Company's decisions concerning the degree to which it will incur expenses to launch its products in the United States market following the necessary regulatory approvals, the results of the Company's partnering efforts, the timing and amounts realized from licensing and partnering activities, the rate of spending required to develop the Company's products and respond to changing business conditions, and the net contribution produced by the Company's ability to co-promote and market products for third parties.

         Over the long-term, the Company may need to arrange additional financing for the future operation of its business, including the commercialization of products currently under development, and it will consider collaborative arrangements and additional public or private financings, including additional equity financings. Factors influencing the availability of additional funding include, but are not limited to, the Company's progress in product development, investor perception of the Company's prospects and the general conditions of the financial markets.

                                SIGNATURES

     Pursuant to the requirements of the Securites Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SCIOS INC.

May 11, 1999                  By:  s/s Richard B. Brewer
Date                               Richard B. Brewer
                                   Chief Executive Officer


May 11, 1999                  By:  s/s David W. Gryska
Date                               David W. Gryska
                                   Chief Financial Officer