Form 10-Q/A
period 1999-03-31
SCIOS INC
filed 1999-07-27
CIK 726512

FORM 10-Q/A
                                (Amendment No. 1)

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

1. The Consolidated Statements of Operations and Comprehensive Income (Loss) contained in Part I, Item 1 is hereby amended in its entirety by substituting the following Consolidated Statements of Operations and Comprehensive Income
(Loss):

                                   SCIOS INC.
                                AND SUBSIDIARIES

       Consolidated Statements of Operations and Comprehensive Income (Loss)
                     (In thousands, except share data)


                                                   Three months ended
                                                        March 31,
                                            1999                       1998
                                      ----------------           ---------------
                                                      (Unaudited)
Revenues:
      Product sales                           $7,822                    $8,430
      Co-promotion commissions                 2,728                     1,268
      Research & development contracts         2,177                     4,592
                                      ----------------           ---------------
                                              12,727                    14,290
                                      ----------------           ---------------

Costs and expenses:
      Cost of goods sold                       4,308                     4,805
      Research and development                10,543                    10,527
      Marketing, general and administration    5,313                     4,711
      Profit distribution to third parties     1,117                     1,070
      Restructuring charges                    6,670                        --
                                      ----------------           ---------------
                                              27,951                    21,113
                                      ----------------           ---------------

Loss from operations                         (15,224)                   (6,823)

Other income and expense:
      Investment income                        1,026                       987
      Interest expense                          (670)                     (650)
      Realized gains on securities             4,786                     8,039
      Other income, net                          231                        19
                                      ----------------           ---------------
                                               5,373                     8,395

Equity in net loss of affiliates                   --                     (244)
                                      ----------------           ---------------
      Income (loss) before provision
        for income taxes                     (9,851)                     1,328

Provision for income taxes                       (6)                        (4)
                                      ----------------           ---------------
                                      ----------------           ---------------
      Net Income (loss)                     ($9,857)                    $1,324
                                      ----------------           ---------------

Other comprehensive income (loss):
      Unrealized losses on securities       (10,830)                       (44)
                                      ----------------           ---------------
Comprehensive income (loss)                ($20,687)                    $1,280
                                      ----------------           ---------------

      Earnings (loss) per common share:
           Basic                             ($0.26)                     $0.04
                                      ----------------           ---------------
           Diluted                           ($0.26)                     $0.03
                                      ----------------           ---------------

           Weighted average number
           of common shares outstanding
           used in calculation of:
           Basic                            37,746,605                37,273,536
                                      ----------------           ---------------
                                      ----------------           ---------------
           Diluted                          37,746,605                38,835,221
                                      ----------------           ---------------

The accompanying notes are an integral part of these consolidated financial statements.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIOS INC.


By:___/s/ David W. Gryska_____________________________________________
         David W. Gryska
         Vice President of Finance and CFO
         (Chief Accounting Officer)

Date: July 26, 1999