Form 10-Q
period 1999-06-30
SCIOS INC
filed 1999-08-12
CIK 726512

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ___________

Commission file number: 0-11749

                                   Scios Inc.
             (Exact name of Registrant as specified in its charter)

                 Delaware                                           95-3701481
         (State or other jurisdiction of                        (I.R.S. Employer
         incorporation or organization)                      Identification No.)

                                   Scios Inc.
                                820 W. Maude Ave.
                               Sunnyvale, CA 94086
               (Address of principal executive offices) (Zip code)

                                (408) 616-8200
                     (Registrant's telephone number including area code)

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

                                   SCIOS INC.
                                AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

                                         SCIOS INC.
                                      AND SUBSIDIARIES
                                 Consolidated Balance Sheets
                              (In thousands, except share data)

     ASSETS                                                  June 30,          December 31,
                                                               1999              1998
                                                           --------------    -------------
                                                            (Unaudited)

Current assets:
     Cash and cash equivalents                                    $6,922           $6,683
     Marketable securities                                        12,550           23,394
     Accounts receivable                                           4,481            6,768
     Prepaid expenses                                                669              568
                                                           --------------    -------------
       Total current assets                                       24,622           37,413

Marketable securities, non-current                                58,345           67,234
Property and equipment, net                                       29,733           32,214
Other assets                                                       1,912            1,968
                                                           --------------    -------------

TOTAL ASSETS                                                    $114,612         $138,829
                                                           --------------    -------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $1,766           $2,327
     Other accrued liabilities                                     9,929           10,087
     Deferred contract revenue                                    17,231           16,896
                                                           --------------    -------------
       Total current liabilities                                  28,926           29,310

Long-term debt                                                    35,912           34,573
Minority interests                                                    --               20
                                                           --------------    -------------
       Total liabilities                                          64,838           63,903
                                                           --------------    -------------

Stockholders' equity:
     Preferred stock; $.001 par value; 20,000,000
        shares authorized; none issued and outstanding                --               --
     Common stock; $.001 par value; 150,000,000
        shares authorized; issued and outstanding
        38,468,652 and 38,468,652 shares, respectively                38               38
     Additional paid-in capital                                  416,698          416,428
     Treasury stock; 775,036 and 754,199
        shares, respectively                                     (3,646)          (3,481)
     Notes receivable from stockholders                            (108)            (145)
     Deferred compensation, net                                    (357)            (505)
     Accumulated other comprehensive income (loss)                 (396)           11,412
     Accumulated deficit                                       (362,455)        (348,821)
                                                           --------------    -------------
       Total stockholders' equity                                 49,774           74,926
                                                           --------------    -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $114,612         $138,829
                                                           --------------    -------------


   The accompanying notes are an integral part of these consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Operations and Comprehensive Income (Loss)
                        (In thousands, except share data)
                                   (Unaudited)

                                                            Three months ended                  Six months ended
                                                                 June 30,                           June 30,
                                                          1999                 1998           1999           1998
                                                    ------------------        --------     ------------   ------------

Revenues:
     Product sales                                             $9,472           $4,729         $17,294        $13,159
     Co-promotion commissions                                   1,886            1,985           4,614          3,253
     Research & development contracts                           2,885           22,881           5,062         27,473
                                                    ------------------        ---------    ------------   ------------
                                                               14,243           29,595          26,970         43,885
                                                    ------------------        ---------    ------------   ------------

Costs and expenses:
     Cost of goods sold                                         4,890            2,985           9,198          7,790
     Research and development                                   8,129           11,930          18,672         22,457
     Marketing, general and administration                      4,242            4,480           9,555          9,082
     Profit distribution to third parties                       1,528              128           2,645          1,198
     Restructuring charges                                         --               --           6,670             --
                                                    ------------------        ---------    ------------   ------------
                                                               18,789           19,523          46,740         40,527
                                                    ------------------        ---------    ------------   ------------

Income (loss) from operations                                 (4,546)           10,072        (19,770)          3,358
                                                    ------------------        ---------    ------------   ------------

Other income and expense:
     Investment income                                          1,100              962           2,126          1,948
     Interest expense                                           (670)            (643)         (1,340)        (1,292)
     Realized gains on securities                                 305               39           5,091          8,077
     Other income, net                                             41              460             272            477
                                                    ------------------        ---------    ------------   ------------
                                                                  776              818           6,149          9,210
                                                    ------------------        ---------    ------------   ------------

Equity in net loss of affiliates                                   --            (581)              --          (825)
                                                    ------------------        ---------    ------------   ------------
     Income (loss) before provision for income taxes          (3,770)           10,309        (13,621)         11,743

Provision for income taxes                                        (7)              (6)            (13)          (116)
                                                    ------------------        ---------    ------------   ------------
     Net income (loss)                                        (3,777)           10,303        (13,634)         11,627
                                                    ------------------        ---------    ------------   ------------

Other comprehensive income (loss):
     Unrealized gains (losses) on securities                    (978)               40        (11,808)            (4)
                                                    ------------------        ---------    ------------   ------------
Comprehensive income (loss)                                  ($4,755)          $10,343       ($25,442)        $11,623
                                                    ------------------        ---------    ------------   ------------

Earnings (loss) per common share:
     Basic                                                    ($0.10)            $0.27         ($0.36)          $0.31
                                                    ------------------        ---------    ------------   ------------
     Diluted                                                  ($0.10)            $0.26         ($0.36)          $0.30
                                                    ------------------        ---------    ------------   ------------

Weighted average number of common shares outstanding used in calculation of:
     Basic                                                 37,724,094          37,850,807   37,735,349     37,562,172
                                                    ------------------        ------------ ------------   ------------
     Diluted                                               37,724,094          42,092,920   37,735,349     38,733,164
                                                    ------------------        ------------ ------------   ------------

               The accompanying notes are an integral part of these consolidated financial statements.

                                                 SCIOS INC.
                                              AND SUBSIDIARIES

                                   Consolidated Statements of Cash Flows
                                               (In thousands)

                                                                                     Six months ended
                                                                                         June 30,
                                                                                 1999                1998
                                                                              ------------        -----------
                                                                                       (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                                            ($13,634)           $ 11,627
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Depreciation and amortization                                                 1,551              1,909
      Accrued long-term interest payable                                            1,339              1,275
      Equity in net loss of affiliates                                                 --                825
      Gain on sale of securities                                                  (5,091)                 --
      Minority interest                                                              (20)                 --
      Amortization of deferred compensation                                           148                 --
      Non-cash restructuring expenses                                               1,273                 --
      Change in assets and liabilities:
        Accounts receivable                                                         2,287            (6,140)
        Accounts payable                                                            (561)              2,128
        Other accrued liabilities                                                 (2,904)            (5,004)
        Other                                                                        (45)                281
        Deferred contract revenue                                                     335                 29
        Restructuring charges                                                       2,746                 --
                                                                              ------------        -----------
             Net cash provided by (used in) operating activities                 (12,576)              6,930
                                                                              ------------        -----------

Cash flows from investing activities:
   Purchases of property and equipment                                            (1,843)            (1,099)
   Proceeds from sale of investment in affiliate                                       --                144
   Proceeds from sale of assets                                                     1,500                 --
   Sales/maturities of marketable securities                                       68,303            148,264
   Purchases of marketable securities                                            (55,287)          (164,759)
                                                                              ------------        -----------
             Net cash provided by (used in) investing activities                   12,673           (17,450)
                                                                              ------------        -----------

Cash flows from financing activities:
   Issuance of common stock and collection of notes receivable from
      stockholders, net                                                             1,189              7,317
   Purchase of treasury stock                                                     (1,047)                 --
   Payment of notes payable and capital leases                                         --              (297)
                                                                              ------------        -----------
             Net cash provided by financing activities                                142              7,020
                                                                              ------------        -----------

Net increase in cash and cash equivalents                                             239            (3,500)
Cash and cash equivalents at beginning of period                                    6,683             10,197
                                                                              ------------        -----------
Cash and cash equivalents at end of period                                        $ 6,922            $ 6,697
                                                                              ------------        -----------


          The accompanying notes are an integral part of these consolidated financial statements.

                                   SCIOS INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.       Basis of Presentation and Accounting Policies

         The unaudited consolidated financial statements of Scios Inc. ("Scios" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at June 30, 1999 and the Company's consolidated results of operations and cashflows for the three-month and six-month periods ended June 30, 1999 and 1998. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

         The year-end balance sheet data was derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

2.       Restructuring Charges and Expenses

         On March 1, 1999, the Company announced a restructuring plan that included a reduction of the Company's full-time workforce by approximately 30% and the consolidation of its headquarters, development and research staff into currently leased facilities in Sunnyvale, California. In the quarter ending March 31, 1999, the Company recorded a one-time restructuring charge of approximately $6.7 million for the disposal of certain excess assets and severance costs. The provision for the restructure and the activity through June 30, 1999 are summarized in the following table:

                                                                Balance at
         (in thousands)              Provision     Activity     June 30,1999

----------------------------------------------------------------------------------------------------------
         Facilities                     $  360       $  256           $  104
         Workforce reductions            2,819        1,805            1,014
         Contractual commitments         1,110          281              829
         Asset write-downs               1,800        1,273              527
         Lease exit costs                  581          309              272
                                     ---------    ---------       ----------
                                        $6,670       $3,924           $2,746


3.       Computation of Earnings (Loss) Per Share

         The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                          Three months ended                Six months ended
                                                               June 30,                         June 30,
                                                          1999            1998            1999            1998
         ------------------------------------------- --------------- --------------- --------------- ---------------

        Numerator

         Basic
            Net income (loss)                            ($  3,777)        $ 10,303      ($ 13,634)        $ 11,627

         Diluted
             Net income (loss)                           ($  3,777)         $10,303      ($ 13,634)         $11,627
             Add: Genentech interest                           ---              638            ---             ---
            Net income (loss)                            ($  3,777)        $ 10,941      ($ 13,634)          11,627

         Denominator

         Basic
            Weighted average shares                        37,724            37,851         37,735           37,562
            Effect of dilutive securities:
              Genentech conversion  of
               loan to common stock                          ---              3,000            ---              ---
              Employee stock options                         ---              1,242            ---            1,171
            Weighted average shares and
               Assumed conversions                         37,724            42,093         37,735           38,733

         Basic earnings (loss) per share                  ($  0.10)         $  0.27    ($     0.36)          $ 0.31

         Diluted earnings (loss) per share                ($  0.10)         $  0.26    ($     0.36)          $ 0.30



         The potentially dilutive effect of outstanding options to purchase common stock would have been anti-dilutive in both periods of 1999, and they were therefore excluded from the 1999 diluted earnings calculations. Although potentially dilutive, the payoff of the Genentech loan through the issuance of common stock would have been anti-dilutive in 1999 and for the six-month period in 1998 and was, therefore, excluded from the calculations.

         At June 30, 1999, stock options at prices ranging from $3.688 to $7.125 per share would have increased the number of weighted average common shares outstanding by 323,525 and 2,230,578 shares for the three- and six-month periods of 1999, respectively, but were not included in the computation of diluted income per share because they were antidilutive.


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

         All long-lived assets are located in the United States and revenues by geographic area are as follows for the first half of 1999 and 1998, respectively:

                  (in thousands)               June 30, 1999      June 30, 1998
                  --------------               -------------       ------------

                  Revenues - U.S.                    $ 25,746          $ 20,527
                  Revenues - International              1,224            23,358
                                                   ----------         ---------
                    Total                            $ 26,970          $ 43,885
                                                     --------          --------


5.       Subsequent Event

         The Company completed the sale of its Mountain View, California, facilities in July 1999 for proceeds of approximately $20.0 million. Under the terms of the sale, the Company will lease back approximately 56,000 square feet of the facility for an additional six months.

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

 Results of Operations

         Three Months Ended June 30, 1999 and 1998

         Revenues in the second quarter of 1999 were $14.2 million and included $9.5 million in product sales, $1.8 million in co-promotion commissions and $2.9 million in contract revenues. Revenues for the corresponding period in 1998 were $29.6 million, including $6.7 million generated by product sales and co-promotion commissions and $22.9 million from contract revenue. The decrease in contract revenue is mainly due to a $20.0 million payment received in 1998 from Bayer AG ("Bayer") upon signing an agreement for the commercialization of Natrecor(R)(nesiritide). Product sales from psychiatric products under license from SmithKline Beecham Corporation ("SB Products") increased $4.7 million from 1998 to 1999, in part, because of unusually low sales in the second quarter of 1998. During the second quarter of 1999, Bayer elected to terminate its rights to Natrecor and returned all rights and technology to the Company. The Company is currently seeking another commercialization partner.

         The Company incurred total operating expenses of $18.8 million in the second quarter of 1999 versus $19.5 million in the same period in 1998. The $0.7 million decline in expenses is due to a $3.8 million decrease in research and development expenses which are partially offset by increases of $1.9 million in cost of goods and $1.4 million in profit distribution. The decrease in research and development expenses was mainly the result of lower headcount due to the March 1999 restructure, and lower expenses for Natrecor drug supply. The increase in both cost of goods and profit distribution is the result of higher SB Product sales in the current quarter as compared to the year ago quarter.

         The net loss for the quarter was $3.8 million compared to net income of $10.3 million in 1998. The $14.1 million decrease in earnings was due to the $20.0 million Bayer payment received in 1998, coupled with a $3.8 million reduction in research and development expenses in the second quarter of 1999.

         Six Months Ended June 30, 1999 and 1998

         Revenues in the first six months totaled $27.0 million in 1999 and $43.9 million in 1998. SB Product sales increased from $13.2 million in 1998 to $17.3 million in 1999. Co-promotion commissions increased by $1.4 million from 1998 to 1999 because of the change in product lines promoted by the Company. The Company currently co-promotes Risperdal(R) (risperidone) with Janssen Pharmaceutica and Paxil(R) (paroxetine HCl) with SmithKline Beecham Corporation. The decline of $22.4 million in research and development contract revenue from 1998 to 1999 was mainly due to receipt of $20.0 million from Bayer for the commercialization of Natrecor and from milestone payments received from Novo Nordisk in 1998.

         For the six-month period, costs and expenses increased from $40.5 million in 1998 to $46.7 million in 1999. The increase in expenses is primarily due to the one-time $6.7 million restructure expense associated with the closure of the Company's Mountain View facilities and to a 30% reduction in the workforce in the first quarter. The restructure is expected to reduce annual operating expenses by $14.0 million per year.

         Other income and expense declined from $9.2 million for the six-month period in 1998 to $6.1 million for the same period in 1999. The decrease was mainly due to a reduction in realized gains on the sale of the Company's securities from period to period. For the six-month period in 1998, realized gains on securities were $8.1 million which was primarily the result of the sale of the Company's entire interest in its subsidiary, Karo Bio, through a public stock offering. For the same period in 1999, realized gains were $5.1 million, which were mainly due to the sales of the Company's holdings in Guilford Pharmaceuticals Inc.

         The Company had a net loss of $13.6 million for the first six months of 1999 versus net income of $11.6 million for the same period in 1998. The $25.2 million change in income is primarily due to the $20.0 million received from Bayer for commercialization of Natrecor in 1998, coupled with the $6.7 million recorded for restructuring in 1999.

         The ability of the Company to achieve profitability depends principally on the Company's success in developing and commercializing its own products and on its ability to complete agreements with third parties that result in additional revenue. Among the factors that will determine the Company's success in commercializing its products are: the demonstrated safety and efficacy of products in development; the cost of and the time taken to complete clinical trials and regulatory submissions; the timing and scope of regulatory approvals, particularly with respect to the Company's lead product Natrecor(R) (nesiritide); the Company's ability to secure a cost-effective drug supply; the Company's success in developing and implementing cost effective sales and marketing strategies either on its own behalf or in partnership with other companies; and the level of market acceptance if products are approved, both at product launch and over time. The Company's ability to raise additional revenue through third parties will be dependent on the factors described above, as well as other factors such as: its success in marketing and selling the third-party products which it may acquire the right to co-promote; the disposition of various patent proceedings related to the protection of the Company's potential products; the perceived value of the Company's current product portfolio and research programs to outside parties; and the success of third parties, such as

Kaken Pharmaceutical Co., Ltd. and Wyeth-Ayerst Laboratories on Fiblast; and Novo Nordisk A/S on GLP-1 in developing and commercializing the Company's products.


Liquidity and Capital Resources

         Combined cash, cash equivalents and marketable securities (both current and non-current) totaled $77.8 million at June 30, 1999, a decrease of $19.5 million from December 31, 1998. The decrease was primarily attributable to cash used to fund operations and to a decrease of $5.9 million in the value of the Company's Guilford stock between year-end 1998 and the time of the sale. The Company sold all of its holdings in Guilford in the first six months of 1999.

         The Company is striving to achieve profitability over the next several years. The timing of the Company's success in reaching its objectives to achieve and sustain profitability, in the short term, depends principally on the success of the Company in achieving regulatory approvals and generating sales from Natrecor. The Company has recently determined with the FDA the nature of the additional clinical trials that the agency will require before it would consider approval of Natrecor for marketing. The Company expects to initiate enrollment in the trial in October, with enrollment in the study to be approximately 500 patients at an estimated cost of $10.0 million. Profitability will also depend on a number of other factors including the Company's success and timeliness of its other product development, clinical trial, regulatory approval and product introduction efforts. Other contributing factors will be the Company's ability to develop new revenue sources to support research and development programs and its success in marketing and promoting the products of third-parties that may be licensed by the Company.

         The Company's resources of $77.8 million in cash, cash equivalents and marketable securities at June 30, 1999, together with revenues from product sales, collaborative agreements, interest income, the sale of real estate and any funding from existing or future debt arrangements, will be used to support current and new clinical trials for proprietary products under development, to support commercialization efforts for prospective products and for other general purposes. The Company believes its cash resources will be sufficient to meet its operating and capital requirements for at least the next several years. Key factors that will affect future cash use and the timing of the Company's need to seek additional financing include the Company's decisions concerning the degree to which it will incur expenses to launch its products in the United States market following the necessary regulatory approvals, the results of the Company's partnering efforts, the timing and amounts realized from licensing and partnering activities, the rate of spending required to develop the Company's products and respond to changing business conditions, and the net contribution produced by the Company's ability to co-promote and market products for third parties.

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

         Based on recent assessments, the Company has determined that it will not be required to modify or replace significant portions of hardware or software to ensure that those systems will properly utilize dates beyond
December 31, 1999. The Company presently believes that with achievable modifications and modest replacement of existing hardware and software, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed on a timely basis, the Year 2000 Issue could have an impact on the operations of the Company.

         The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date the Company has fully completed its assessment of all internal systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems are Year 2000 compliant. That assessment did, however, indicate that certain systems were at risk. Affected systems include chromatography, clinical case report forms tracking, and statistical analysis software. The Company is currently assessing cost comparisons on whether to remediate or replace this equipment and expects to have the equipment corrected and re-tested by October 31, 1999. For its information technology exposures, to date the Company is 75% complete on the remediation phase and expects to complete software reprogramming and replacement no later than November 30, 1999.

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

         The Company will utilize both internal and external resources to reprogram, or replace, test and implement the software and scientific equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at approximately $75,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $13,000 related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $28,000 is attributable to the purchase of new software, $20,000 for new hardware, which will be capitalized, and $14,000 for the repair of hardware and software.

         The Company's plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         No change has occurred since the filing by the Registrant on Form 10-K for the year ended December 31, 1998. Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

                  The Company's Annual Meeting of Stockholders was held on May 11, 1999.

                  (a) The following individuals were elected directors of the Company, each to serve until a successor is elected:

                                        Total Vote For  Total Vote Withheld
                  Name                   Each Director   From Each Director

                  Samuel H. Armacost        32,987,153         152,210
                  Richard B. Brewer         32,983,496         155,867
                  Myron Du Bain             32,844,616         294,747
                  Donald B. Rice, Ph.D.     32,989,609         149,754
                  Charles A. Sanders, M.D.  32,973,807         165,556
                  Solomon H. Snyder, M.D.   32,993,017         146,346
                  Burton E. Sobel, M.D.     32,982,110         157,253
                  Eugene L. Step            32,964,947         174,416

                  (b) The following matter was approved by stockholder vote, with votes cast as indicated:

                   To ratify the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for fiscal year 1999:

                    Votes cast for:           32,958,128
                    Votes cast against:           84,422
                    Abstentions:                  73,325
                  Broker non-votes were not relevant to the foregoing matters.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

      None.

(b)  Reports on Form 8-K

      Report on Form 8-K, dated April 28, 1999 (pursuant to Item 5) regarding the non-approval of the Company's New Drug Application on Natrecor (R) nesiritide by the United States Food and Drug Administration.

       Report on Form 8-K, dated June 10, 1999 (pursuant to Item 5) regarding the termination of the Company's commercial alliance with Bayer Corporation on Natrecor (R) nesiritide.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SCIOS INC.

August 12, 1999                     by:     ___/s/ Richard B. Brewer__________
                                               ---------------------          -
                                            Richard B. Brewer, President and CEO

August 12, 1999                     by:     ___/s/ David W. Gryska____________
                                               -------------------
                                        David W. Gryska,  Vice President and CFO