Form 10-Q
period 1999-09-30
SCIOS INC
filed 1999-10-13
CIK 726512

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

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

                                   Scios Inc.
                               820 West Maude Ave.
                               Sunnyvale, CA 94086
               (Address of principal executive offices) (Zip code)

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 12, 1999.

Title                                                        Outstanding

Common Stock, $.001 par value                                38,468,652

                                   SCIOS INC.
                                AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

                                         SCIOS INC.
                                      AND SUBSIDIARIES

                                 Consolidated Balance Sheets
                              (In thousands, except share data)

     ASSETS                                                       September 30,       December 31,
                                                                      1999              1998
                                                                  -------------     -------------
                                                                  (Unaudited)
Current assets:
     Cash and cash equivalents                                          $4,815            $6,683
     Marketable securities                                              17,237            23,394
     Accounts receivable                                                 5,171             6,768
     Prepaid expenses                                                      860               568
                                                                  -------------     -------------
       Total current assets                                             28,083            37,413

Marketable securities, non-current                                      74,267            67,234
Property and equipment, net                                             12,258            32,214
Other assets                                                             1,929             1,968
                                                                  -------------     -------------

TOTAL ASSETS                                                          $116,537          $138,829
                                                                  -------------     -------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   $1,060            $2,327
     Other accrued liabilities                                          11,635            10,087
     Deferred contract revenue                                          22,198            16,896
                                                                  -------------     -------------
       Total current liabilities                                        34,893            29,310

Long-term debt                                                          36,626            34,573
Minority interests                                                          --                20
                                                                  -------------     -------------
       Total liabilities                                                71,519            63,903

Stockholders' equity:
     Preferred stock; $.001 par value; 20,000,000
        shares authorized; none issued and outstanding                      --                --
     Common stock; $.001 par value; 150,000,000
        shares authorized; issued and outstanding
        38,468,652 and 38,468,652 shares, respectively                      38                38
     Additional paid-in capital                                        416,597           416,428
     Treasury stock; 735,036 and 754,199
        shares, respectively                                           (3,458)           (3,481)
     Notes receivable from stockholders                                  (108)             (145)
     Deferred compensation, net                                          (424)             (505)
     Accumulated other comprehensive income (loss)                       (436)            11,412
     Accumulated deficit                                             (367,191)         (348,821)
                                                                  -------------     -------------
       Total stockholders' equity                                       45,018            74,926
                                                                  -------------     -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $116,537          $138,829
                                                                  -------------     -------------

      The accompanying notes are an integral part of these consolidated financial statements.





                                   SCIOS INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Operations and Comprehensive Income (Loss)
                        (In thousands, except share data)
                                   (Unaudited)

                                                               Three months ended                 Nine months ended
                                                                 September 30,                      September 30,
                                                              1999            1998              1999             1998
                                                          -------------   -------------     -------------    -------------
Revenues:
      Product sales                                            $10,633          $7,407           $27,927          $20,566
      Co-promotion commissions                                   2,025           1,436             6,639            4,691
      Research & development contracts                           2,067           4,747             7,129           32,220
                                                          -------------   -------------     -------------    -------------
                                                                14,725          13,590            41,695           57,477
                                                          -------------   -------------     -------------    -------------
Costs and expenses:
      Cost of goods sold                                         5,638           4,167            14,836           11,957
      Research and development                                   7,042          10,071            25,714           32,535
      Marketing, general and administration                      5,556           4,985            15,111           14,051
      Profit distribution to third parties                       1,718             711             4,363            1,909
      Restructuring charges                                         --              --             6,670               --
                                                          -------------   -------------     -------------    -------------
                                                                19,954          19,934            66,694           60,452
                                                          -------------   -------------     -------------    -------------

Loss from operations                                           (5,229)         (6,344)          (24,999)          (2,975)
                                                          -------------   -------------     -------------    -------------

Other income and expense:
      Investment income                                          1,300           1,202             3,426            3,151
      Interest expense                                           (713)           (657)           (2,053)          (1,951)
      Realized gains (losses) on securities                       (92)             169             4,999            8,246
      Other income, net                                             --             382               272              860
                                                          -------------   -------------     -------------    -------------
                                                                   495           1,096             6,644           10,306
                                                          -------------   -------------     -------------    -------------

Equity in net loss of affiliates                                    --           (518)                --          (1,343)
                                                          -------------   -------------     -------------    -------------
      Income (loss) before provision for income taxes          (4,734)         (5,766)          (18,355)            5,988

Provision for income taxes                                         (1)              --              (14)            (127)
                                                          -------------   -------------     -------------    -------------
      Net income (loss)                                        (4,735)         (5,766)          (18,369)            5,861
                                                          -------------   -------------     -------------    -------------

Other comprehensive income (loss):
      Change in unrealized gains (losses) on securities           (40)             971          (11,848)              967
                                                          -------------   -------------     -------------    -------------
Comprehensive income (loss)                                   ($4,775)        ($4,795)         ($30,217)           $6,828
                                                          -------------   -------------     -------------    -------------

Earnings (loss) per common share:
      Basic                                                    ($0.13)         ($0.15)           ($0.49)            $0.16
                                                          -------------   -------------     -------------    -------------
      Diluted                                                  ($0.13)         ($0.15)           ($0.49)            $0.15
                                                          -------------   -------------     -------------    -------------

      Weighted average number of common shares outstanding
         used in calculation of:
      Basic                                                 37,708,060      37,907,160        37,726,253       37,677,168
                                                          -------------   -------------     -------------    -------------
      Diluted                                               37,708,060      37,907,160        37,726,253       38,495,891

                                                          -------------   -------------     -------------    -------------
                 The   accompanying   notes  are  an  integral   part  of  these
consolidated financial statements.

                                                 SCIOS INC.
                                              AND SUBSIDIARIES

                                   Consolidated Statements of Cash Flows
                                               (In thousands)

                                                                                    Nine months ended
                                                                                      September 30,
                                                                                 1999                1998
                                                                              ------------        -----------
                                                                                          (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                                            ($18,369)            $ 5,861
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Depreciation and amortization                                                 2,085              2,819
      Accrued long-term interest payable                                            2,053              1,913
      Equity in net loss of affiliates                                                 --              1,343
      Gain on sale of securities                                                  (4,999)                 --
      Minority interest                                                              (20)                 --
      Amortization of deferred compensation                                           233                 --
      Change in assets and liabilities:
        Accounts receivable                                                         1,597              1,773
        Accounts payable                                                          (1,267)              1,018
        Other accrued liabilities                                                 (2,103)            (4,230)
        Other                                                                       (252)                212
        Deferred contract revenue                                                   5,302                910
        Restructuring charges                                                       3,263                 --
                                                                              ------------        -----------
             Net cash provided by (used in) operating activities                 (12,477)             11,619
                                                                              ------------        -----------

Cash flows from investing activities:
   Purchases of property and equipment                                            (3,486)            (1,645)
   Proceeds from sale of investment in affiliate                                       --                144
   Proceeds from sale of assets                                                    21,744                 --
   Sales/maturities of marketable securities                                       80,529            212,029
   Purchases of marketable securities                                            (88,254)          (227,855)
                                                                              ------------        -----------
             Net cash provided by (used in) investing activities                   10,533           (17,327)
                                                                              ------------        -----------

Cash flows from financing activities:
   Issuance of common stock and collection of notes receivable from
      stockholders, net                                                             1,124              7,448
   Purchase of treasury stock                                                     (1,048)              (580)
   Payment of notes payable and capital leases                                         --              (323)
                                                                              ------------        -----------
             Net cash provided by financing activities                                 76              6,545
                                                                              ------------        -----------

Net increase (decrease) in cash and cash equivalents                              (1,868)                837
Cash and cash equivalents at beginning of period                                    6,683             10,197
                                                                              ------------        -----------
Cash and cash equivalents at end of period                                        $ 4,815           $ 11,034
                                                                              ------------        -----------





          The accompanying notes are an integral part of these consolidated financial statements.

                                                    SCIOS INC.
                                                 AND SUBSIDIARIES

                                    Notes to Consolidated Financial Statements
                                                    (unaudited)

1.       Basis of Presentation and Accounting Policies

         The unaudited consolidated financial statements of Scios Inc. ("Scios" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at September 30, 1999 and the Company's consolidated results of operations and cashflows for the three-month and nine-month periods ended September 30, 1999 and 1998. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

         These financial statements and the notes accompanying them should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998. Investors are encouraged to review the Form 10-K for a broader discussion of the Company's business and the opportunities and risks inherent in the Company's business. Copies of the 10-K are available from the Company on request and from the Securities and Exchange Commission's Edgar database at web site www.sec.gov.

         The year-end balance sheet data was derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

2.       Restructuring Charges and Expenses

         On March 1, 1999, the Company announced a restructuring plan that included a reduction of the Company's full-time workforce by approximately 30% and the consolidation of its headquarters, development and research staff into currently leased facilities in Sunnyvale, California. In the quarter ended March 31, 1999, the Company recorded a one-time restructuring charge of approximately $6.7 million for the disposal of certain excess assets and severance costs. The provision for the restructure and the activity through September 30, 1999 are summarized in the following table:


                                                                                      Accrued
                                            Restructure                             Restructure
                                            Provision at                  Cash     Provisions at
                                             March 1,      Non-Cash    (Payments)  September 30,
                                               1999          Items      Receipts        1999
                                            ------------  ---------    ---------   -------------
     (in thousands)
Facilities                                      $360                     $(304)         $56

Workforce reductions                           2,819                    (2,200)         619

Contractual Commitments                        1,110                      (312)         798

Write off of assets                            1,800     $(21,262)       21,336       1,874

Lease exit costs                                 581                      (278)         303
                                           ------------  ---------    ---------   -------------
                                              $6,670     $(21,262)      $18,242      $3,650
                                           ------------  ---------    ---------   -------------

3.       Computation of Earnings (Loss) Per Share


         The following table sets forth the computation of the Company's basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                          Three months ended               Nine months ended
                                                            September 30,                    September 30,
                                                          1999            1998            1999            1998
                                                       --------------- --------------- --------------- ---------------
         Numerator

         Basic
            Net income (loss)                            ($ 4,735)         ($ 5,766)     ($ 18,369)         $ 5,861

         Diluted
            Net income (loss)                            ($ 4,735)         ($ 5,766)     ($ 18,369)         $ 5,861

         Denominator

         Basic
            Weighted average shares                        37,708            37,907         37,726           37,677
            Effect of dilutive securities:
              Employee stock options                        ---                ---             ---              819
                                                     --------------- --------------- --------------- ---------------
            Weighted average shares and
               assumed conversions                         37,708            37,907         37,726           38,496
                                                     --------------- --------------- --------------- ---------------

         Basic earnings (loss) per share                 ($  0.13)          ($ 0.15)      ($ 0.49)           $ 0.16
                                                     --------------- --------------- --------------- ---------------

         Diluted earnings (loss) per share                ($ 0.13)          ($ 0.15)      ($ 0.49)           $ 0.15
                                                     --------------- --------------- --------------- ---------------



         The potentially dilutive effect of outstanding options to purchase common stock would have been anti-dilutive in both periods of 1999 and in the three months ended September 30, 1998, and they were therefore excluded from the diluted earnings calculations for these periods. Although potentially dilutive, the payoff of the Genentech loan through the issuance of common stock would have been anti-dilutive in 1998 and 1999 and was, therefore, excluded from the calculations.

         At September 30, 1999, stock options at prices ranging from $3.688 to $7.125 per share would have increased the number of weighted average common shares outstanding by 172 and 473,257 shares for the three- and nine-month periods of 1999, respectively, but were not included in the computation of diluted income per share because they were antidilutive.


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


         All long-lived assets are located in the United States and revenues by geographic area are as follows for 1999 and 1998, respectively:


                                           Three Months Ended            Nine Months Ended
                                              September 30,                 September 30,
                  (in thousands)         1999            1998             1999             1998
                  --------------         ----            ----             ----             ----

         Revenues - U.S.               $14,345         $10,134           $ 40,091        $ 30,661
         Revenues - International          380           3,458              1,604          26,816
                                       -------         -------            -------         -------
         Total                         $14,725         $13,592            $41,695         $57,477
                                       -------         -------            -------         -------

5.       Subsequent Event

         On October 8, 1999 the Company announced that its collaboration with Wyeth-Ayerst Laboratories division of American Home Products Corporation for Fiblast(R) (trafermin) in the treatment of neurological and cardiovascular disorders had been dissolved. All rights for Fiblast in these indications revert to Scios. Scios and Wyeth-Ayerst have been collaborating on Fiblast development from 1996 and shared expenses. Dissolution of the agreement also terminated the $12 million letter of credit provided to the Company by Wyeth-Ayerst to fund expansion of Fiblast manufacturing capacity. No funds had been drawn down against this letter of credit. The Company plans to out-license Fiblast and does not expect to incur further costs to develop these indications internally.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         In accordance with Federal laws, the Company reminds readers that the following discussion contains forward-looking statements about plans, objectives, future results and intentions of the Company. These forward-looking statements are based on the current expectations of the Company, and the Company assumes no obligation to update this information. Realization of these plans and results involves risks and uncertainties, and the Company's actual results could differ materially from the historical results or future plans discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those items discussed below, as well as the considerations discussed in the Company's Form 10-K for the year ended December 31, 1998 and the Company's Forms 10-Q for the quarters ended March 31, 1999 and June 30, 1999.

 Results of Operations

         Three Months Ended September 30, 1999 and 1998

         Revenues in the third quarter of 1999 were $14.7 million and included $10.6 million in product sales, $2.0 million in co-promotion commissions and $2.1 million in contract revenues. Revenues for the corresponding period in 1998 were $13.6 million, including $7.4 million generated by product sales, $1.4 million in co-promotion commissions and $4.7 million from contract revenue. Product sales from psychiatric products under license from SmithKline Beecham Corporation ("SB Products") continued to outperform sales in the corresponding period of the prior year. Co-promotion commissions increased from 1998 to 1999 due to a change in the products co-promoted by the Company that occurred in 1998. The decrease in contract revenue was mainly due to lower development funding from Bayer AG ("Bayer") as a result of Bayer's termination of the agreement for the commercialization of Natrecor(R)(nesiritide) in the second quarter of 1999.

         The Company incurred total operating expenses of $20.0 million in the third quarter of 1999 versus $19.9 million in the same period in 1998. A $3.0 million decline in research and development expenses from 1998 to 1999 was offset by increases of $1.4 million in cost of goods sold, $1.0 million in profit distribution and $0.6 million in marketing, general and administration expenses. The decrease in research and development expenses was mainly the result of lower headcount due to the restructuring plan announced in March 1999. The increases in both cost of goods sold and profit distribution were the result of higher SB Product sales in the current quarter as compared to the year ago quarter. Marketing, general and administration expenses increased due to spending on Natrecor pre-marketing studies.

         The net loss for the quarter was $4.7 million compared to a net loss of $5.8 million in 1998. The $1.1 million decrease in the net loss was primarily due to the revenue increase in 1999.

         Nine Months Ended September 30, 1999 and 1998

         Revenues in the first nine months totaled $41.7 million in 1999 and $57.5 million in 1998. SB Product sales increased from $20.6 million in 1998 to $27.9 million in 1999. Co-promotion commissions increased by $1.9 million from 1998 to 1999 because of the change in product lines promoted by the Company. The Company currently co-promotes Risperdal(R) (risperidone) with Janssen Pharmaceutica and Paxil(R) (paroxetine HCl) with SmithKline Beecham Corporation. The decline of $25.1 million in research and development contract revenue from 1998 to 1999 was mainly due to receipt of a $20.0 million up front payment from Bayer for the commercialization of Natrecor and from milestone payments received from Novo Nordisk in 1998.

         For the nine-month period, costs and expenses increased from $60.5 million in 1998 to $66.7 million in 1999. The increase in expenses was primarily due to the higher cost of goods sold and profit distribution to third parties resulting from the higher product sales and from a one-time $6.7 million restructure expense recognized in the first quarter of 1999.

The restructure expense resulted from the closure of the Company's Mountain View facilities and from a 30% reduction in the Company's workforce, and is expected to reduce annual operating expenses by $14.0 million per year. In the third quarter, the Company completed the sale of the Mountain View facility. The Company expects to complete the move of personnel from Mountain View to two leased facilities in Sunnyvale, California by the end of October 1999. A portion of the Mountain View facility will continue to be leased back through the second quarter of 2000 to fulfill an obligation to Kaken Pharmaceutical associated with their drug approval application for Fiblast in Japan.

         Other income and expense declined from $10.3 million for the nine-month period in 1998 to $6.6 million for the same period in 1999. The decrease was mainly due to a reduction in realized gains on the sale of the Company's securities from period to period. For the nine-month period in 1998, realized gains on securities were $8.2 million which was primarily the result of the sale of the Company's entire interest in its subsidiary, Karo Bio, through a public stock offering. For the same period in 1999, realized gains were $5.0 million, which were mainly due to the sales of the Company's holdings in Guilford Pharmaceuticals Inc.

         The Company had a net loss of $18.4 million for the first nine months of 1999 versus net income of $5.9 million for the same period in 1998. The $24.3 million change in income is primarily due to the $20.0 million up front payment received from Bayer for commercialization of Natrecor in 1998, coupled with the $6.7 million recorded for restructuring in 1999.

         The ability of the Company to achieve profitability depends principally on the Company's success in developing and commercializing its own products and on its ability to complete agreements with third parties that result in additional revenue. Among the factors that will determine the Company's success in commercializing its products are: the demonstrated safety and efficacy of products in development; the cost of and the time taken to complete clinical trials and regulatory submissions; the timing and scope of regulatory approvals, particularly with respect to the Company's lead product Natrecor(R)
(nesiritide); the Company's success in managing third party manufacturers to ensure a cost-effective drug supply; the Company's ability to develop and implement cost effective sales and marketing strategies either on its own behalf or in partnership with other companies; and the level of market acceptance if products are approved, both at product launch and over time. The Company's ability to raise additional revenue through third parties will be dependent on the factors described above, as well as other factors such as: its success in marketing and selling the third-party products which it may acquire the right to co-promote; the disposition of various patent proceedings related to the protection of the Company's potential products; the perceived value of the Company's current product portfolio and research programs to outside parties; and the success of third parties, such as Kaken Pharmaceutical Co., Ltd. on Fiblast(R) (trafermin) and Novo Nordisk A/S on GLP-1, in developing and commercializing the Company's products.


Liquidity and Capital Resources

         Combined cash, cash equivalents and marketable securities (both current and non-current) totaled $96.3 million at September 30, 1999, a decrease of $1.0 million from December 31, 1998. For the nine-month period, cash received from the sale of the Company's equity holdings in Guilford Pharmaceuticals and from the sale of the Company's Mountain View, California facility offset cash used to fund the Company's operations. At the end of the third quarter, the Company received a $4 million milestone payment due October 1st, from Novo Nordisk associated with the development of GLP-1. The payment was recorded as deferred revenue and will be recognized as revenue in the fourth quarter.

         The Company is striving to achieve profitability over the next several years. The timing of the Company's success in reaching its objectives to achieve and sustain profitability, in the short term, depends principally on the success of the Company in achieving regulatory approvals and generating sales from Natrecor. The Company has recently determined with the FDA the nature of the additional clinical trials that the agency will require before it will consider approval of Natrecor for marketing. The Company expects to initiate enrollment in the trial in October 1999, with enrollment in the study to be approximately 500 patients at an estimated cost of $10.0 million. Profitability will also depend on a number of other factors including the Company's success and timeliness of its product development, clinical trial, regulatory approval and product introduction efforts. Other contributing factors will be the Company's ability to develop new revenue sources to support research and development programs and its success in marketing and promoting the products of third parties that may be licensed by the Company.

         The Company's resources of $96.3 million in cash, cash equivalents and marketable securities at September 30, 1999, together with revenues from product sales, collaborative agreements, interest income and any funding from existing or future debt or equity arrangements, will be used to support current and new clinical trials for proprietary products under development, to support development and commercialization efforts for prospective products and for other general purposes. The Company believes its cash resources will be sufficient to meet its operating and capital requirements for at least the next several years. Key factors that will affect future cash use and the timing of the Company's need to seek additional financing include the Company's decisions concerning the degree to which it will incur expenses to launch its products in the United States market following the necessary regulatory approvals, the results of the Company's partnering efforts, the timing and amounts realized from licensing and partnering activities, the rate of spending required to develop the Company's products and respond to changing business conditions, and the net contribution produced by the Company's ability to co-promote and market products for third parties.

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

         The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date the Company has fully completed its assessment of all internal systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems are Year 2000 compliant. That assessment did, however, indicate that certain systems were at risk. Affected systems include chromatography, clinical case report forms tracking, and statistical analysis software. The Company is currently assessing cost comparisons on whether to remediate or replace this equipment and expects to have the equipment corrected and re-tested by October 31, 1999. For its information technology exposures, to date the Company is 80% complete on the remediation phase and expects to complete software reprogramming and replacement no later than November 30, 1999.

         The Company is in the process of querying its important suppliers and contractors (external agents) regarding their Year 2000 remediation activities. To date, the Company is not aware of any external agent Year 2000 issue that would materially impact the company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable. The Company will update its analysis of external agent systems in subsequent reports.

         The Company will utilize both internal and external resources to reprogram, or replace, test and implement the software and scientific equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at approximately $75,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $31,000 related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $28,000 is attributable to the purchase of new software, $10,000 for new hardware, both of which will be capitalized, and $6,000 for the repair of hardware and software.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         No significant change in market risk has occurred since the filing by the Company on Form 10-K for the year ended December 31, 1998. Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  Exhibits

          None



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
     Number     Description

     10.39       Purchase  and Sale  Agreement  and Joint  Escrow  Instructions
                  (Mountain View Real Estate Sale), dated May 24, 1999 between Alexandria Real Estate Equities, Inc. and Registrant and Registrant's wholly owned Subsidiary Bio-Shore Holdings, Ltd.

     Portions of the exhibit has been omitted pursuant to a request for confidential treatment.

(b)  Reports on Form 8-K

          None

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SCIOS INC.


October 12, 1999          By:     /s/Richard B. Brewer
                                  -------------------------------------------
                                  Richard B. Brewer, President and CEO

October 12, 1999          By:     /s/David W. Gryska
                                  -------------------------------------------
                                  David W. Gryska, Vice President and CFO