Form 10-K405
period 1999-12-31
SCIOS INC
filed 2000-02-07
CIK 726512

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-11749

                            ------------------------

                                   SCIOS INC.
             (Exact name of registrant as specified in its charter)

                            ------------------------

               DELAWARE                                95-3701481
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

               820 WEST MAUDE AVENUE, SUNNYVALE, CALIFORNIA 94086
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 616-8200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $0.001 par value
                           Contingent Payment Rights
                          Common Share Purchase Rights

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The approximate aggregate market value of voting stock held by nonaffiliates of the registrant as of January 11, 2000 was $224,803,100.

    As of January 11, 2000, 38,468,652 shares of the registrant's Common Stock were outstanding (net of Treasury Shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS                                                     FORM 10-K PART
---------                                                     --------------
Definitive Proxy Statement with respect to the 2000 Annual
  Meeting of Stockholders...................................        III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS ABOUT PLANS, OBJECTIVES AND FUTURE RESULTS OF SCIOS INC. ("SCIOS" OR THE "COMPANY"). THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE CURRENT EXPECTATIONS OF THE COMPANY, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THIS INFORMATION. REALIZATION OF THESE PLANS AND RESULTS INVOLVES RISKS AND UNCERTAINTIES, AND THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN THIS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Scios Inc. is a biopharmaceutical company engaged in the discovery, development, and commercialization of novel human therapeutics based upon its capabilities in both protein-based and small-molecule drug discovery and development. The Company currently focuses its proprietary research and development efforts primarily in the areas of cardiorenal and inflammatory disorders, and Alzheimer's disease. The Company has research and development collaborations with Chiron Corporation, DuPont Pharmaceuticals Company, Eli Lilly and Company, GenVec, Inc., Kaken Pharmaceutical Co., Ltd. and Novo Nordisk A/S. More detail regarding the Company's research and development program and its relationships with partner companies is provided below in "Business--Products in Development." The Company also operates a Psychiatric Sales and Marketing Division ("PSMD") which provides operating cash that funds the other activities of the Company, principally research and development efforts. More detail is provided below in "Business--Marketing and Sales." Scios is well funded, with approximately $100.7 million in cash and marketable securities as of December 31, 1999.

    1999 was the first full year of the Company's operation under the leadership of Richard Brewer, who became President and Chief Executive Officer of the Company in September 1998. During 1999 the Company's Board of Directors and management revised the Company's business plan and created and implemented a significant restructuring plan (the "Restructuring Plan"). The Restructuring Plan included a 30% employee reduction following the closing of Scios' protein manufacturing facility, the sale of the Company's Mountain View campus and a building in Baltimore yielding net proceeds of more than $21.0 million, and consolidation of the Company's operations into less expensive facilities leased by the Company in Sunnyvale, California. In 1999, the Company recorded a one-time restructuring charge of approximately $6.4 million for the disposition of certain assets and severance costs under the Restructuring Plan. Elimination of the manufacturing operation in Mountain View was due mainly to the facility's low capacity and high operating expense and the Company's belief that recombinant protein manufacturing is available from third parties. Scios will maintain process science personnel and pilot scale manufacturing capability in order to support its research programs.

    Scios' revised business plan includes two primary elements: (1) focusing the Company's research and development efforts on Natrecor-Registered Trademark- (nesiritide), the p38 kinase inhibitor program, and the Alzheimer's disease program; and (2) expanding the business of the Company's PSMD. The decision to focus on certain research and development efforts led to a determination to outlicense the Company's growth factor programs, which include work on VEGF(121) and Fiblast-Registered Trademark-(trafermin) which is the human form of fibroblast growth factor ("FGF"). See "Business--Products in Development" below. Scios is seeking to reach profitability in the next several years through the launch of Natrecor(-Registered Trademark-), the cost reductions under the Restructuring Plan, funding from collaborations with corporate partners on other products and the acquisition of late stage products that the Company's PSMD can market.

OVERVIEW OF STATUS OF LEAD DEVELOPMENT PROGRAMS

    Natrecor-Registered Trademark- (nesiritide) is the Company's product for the short-term management of acute decompensated congestive heart failure ("CHF"), Natrecor-Registered Trademark- is currently being evaluated in a Phase III clinical trial across the

United States in a study that the Company has named the "VMAC Trial" (Vasodilation in the Management of Acute Congestive Heart Failure). The VMAC Trial was initiated following the April 1999 decision by the U.S. Food and Drug Administration ("FDA") to require that the Company conduct a further clinical trial before the FDA would consider approving Natrecor-Registered Trademark- for marketing in the United States. In January 29, 1999, the Cardiovascular and Renal Drugs Advisory Committee of the FDA had recommended approval of Natrecor-Registered Trademark- for sale in the United States. Scios and a steering committee made up of clinical researchers expert in the cardiovascular field recruited by the Company designed the VMAC trial to provide the further information on the pharmacodynamic profile of Natrecor-Registered Trademark-requested by the FDA. From enrollment of the first patient on October 27, 1999 through February 2, 2000, the Company has enrolled 131 of the approximately 500 patients expected to be enrolled in the VMAC trial.

    Scios' p38 kinase inhibitor program is developing new pharmaceutical agents to treat inflammatory disorders. Scios has developed promising lead compounds that inhibit p38 kinase, a key factor in the intracellular pathway that stimulates the synthesis of tumor necrosis factor ("TNF"). The Company is developing small molecule agents that can be taken orally, which is expected to give them advantages over certain currently marketed therapies, which are administered by injection. The Company has selected rheumatoid arthritis as its initial target indication. The Arthritis Foundation estimates that currently
2.1 million people in the United States suffer from rheumatoid arthritis. Scios' goal is to begin human clinical trials of a p38 kinase inhibitor in rheumatoid arthritis in 2000.

    Certain of the Company's product candidates, for example, Fiblast-Registered Trademark-, VEGF(121) gene therapy, and GLP-1, have been licensed to corporate partners who are now responsible for product development. Under its arrangements with corporate partners, Scios typically receives signing and/or milestone payments upon the partners' achievement of scientific and clinical benchmarks. Generally, the Company is also entitled to royalties on commercial sales of products by its partner or will share in profits. In some cases, Scios may receive all or part of its compensation in the form of payments for the supply of the product.

    Until the FDA's non-approval decision on Natrecor-Registered Trademark- in 1999, the Company had expected to achieve profitability in 2000 based on development milestone and supply payments which the Company expected to receive from its former partner for Natrecor-Registered Trademark-, Bayer AG. As these events demonstrate, the Company's goal for achieving profitability, as well as other statements in this Annual Report on Form 10-K concerning matters like the results and timing of product development, future revenues, operations and expenditures, regulatory approval and market introduction of the Company's products are "FORWARD-LOOKING STATEMENTS" which are subject to change. Each statement is based on current expectations of the Company at the time the statement is made. These forward-looking statements are subject to the risks and uncertainties inherent in the Company's business. In accordance with the Private Securities Litigation Reform Act of 1995 ("PSLRA-95"), the Company reminds investors that all such "FORWARD-LOOKING STATEMENTS" are only estimates of future results and that the actual results achieved by the Company may differ materially from these projections due to a number of factors, including:
(1) the demonstration of the safety and efficacy of its products at each stage of clinical development; (2) timely regulatory approval and patent and other proprietary rights protection for the Company's products; (3) the actions of third parties, including collaborators, licensees, manufacturing partners, and competitors; (4) market acceptance of the Company's products; (5) the ability to secure and retain third party manufacturers to produce the Company's products in commercial quantities at reasonable cost and in a manner acceptable to various regulatory authorities; (6) the Company's ability to identify and then acquire products that will contribute to the profitable growth of the Company; and
(7) the accuracy of the Company's information concerning the products and resources of competitors and potential competitors. Factors creating uncertainty are discussed in more detail in individual sections of this Annual Report on Form 10-K. In particular see "Business--Product Development Activities and Risks" below and the "Outlook and Risks", "Outlook and Risks For Liquidity and Capital Resources" and "Financial Risk Management" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company was incorporated in California in 1981 under the name California Biotechnology Inc. and reincorporated in Delaware in 1988. The Company changed its name to Scios Inc. in February 1992, to Scios

Nova Inc. in September 1992 following acquisition of Nova
Pharmaceuticals, Inc., and returned to using the name Scios Inc. in March 1996. Since September 1999, the principal executive offices of the Company have been located at 820 West Maude Avenue, Sunnyvale, California 94086. The Company's telephone number is (408) 616-8200.

PRODUCT DEVELOPMENT ACTIVITY TABLE

    The following table summarizes certain information concerning Scios' principal product development programs and product partnerships with other pharmaceutical companies. The information in the table is qualified in its entirety by reference to the more detailed information concerning the Company's products that is set forth elsewhere in this report:

                                                           POTENTIAL APPLICATIONS/                            DEVELOPER/
PRODUCT                 STATUS (TERRITORY)                       INDICATIONS                              CORPORATE PARTNER
-------                 ------------------   ----------------------------------------------------  --------------------------------
PARTNERED

Fiblast-Registered Trademark- NDA filed (Japan) Recalcitrant dermal wounds                         Kaken Pharmaceutical Co., Ltd.
(trafermin)

Fiblast-Registered Trademark- Phase II       Coronary artery disease                               Chiron Corporation
(trafermin)

Fiblast-Registered Trademark- Phase II       Peripheral vascular disease                           Chiron Corporation
(trafermin)

VEGF(121)               Phase II             Cardiovascular disease: gene therapy                  GenVec, Inc.

GLP-1                   Phase I              Type 2 diabetes                                       Novo Nordisk A/S
(insulinotropin)

Beta-amyloid            Research             Alzheimer's disease                                   Eli Lilly and Company
modulators

Beta-amyloid            Research             Alzheimer's disease                                   DuPont Pharmaceuticals Company
modulators

BNP diagnostic assay    Marketed (Japan &    Diagnosis/monitoring of heart failure                 Shionogi & Co., Ltd.
                        Europe)

BNP diagnostic assay    PMA filed (United    Diagnosis/monitoring of heart failure                 Biosite Diagnostics Inc.
                        States)

BNP diagnostic assay    Development          Diagnosis/monitoring of heart failure                 Abbott Laboratories

UNPARTNERED

Natrecor-Registered Trademark- Phase III     Acute congestive heart failure                        Seeking partner
(nesiritide)

VEGF(121)               Preclinical          Cardiovascular disease: protein therapy               Seeking licensee

p38 kinase inhibitors   Preclinical          Inflammatory disease                                                 --

------------------------------

* "Research" denotes discovery research and initial bench scale production. "Preclinical" denotes studies in animal models necessary to support an application to the FDA and foreign health registration authorities to commence clinical testing in humans. Clinical trials for pharmaceutical products are conducted in three phases. In Phase I, studies are conducted to determine safety. In Phase II, studies are conducted to gain additional safety information, as well as preliminary evidence as to the efficacy and appropriate doses of the product. In Phase III, studies are conducted to provide sufficient data for the statistical proof of safety and efficacy, including dosing regimen. Phase III is the final stage of such clinical studies prior to the submission of an application for approval of a new drug or licensure of a biological product. "NDA filed" means an application for commercial sale of a new drug has been filed in the indicated country seeking approval to market the product in that country for the covered indication. "PMA filed" means a pre-market approval application in the indicated country seeking approval to market the diagnostic product in that country.

PRODUCT DEVELOPMENT ACTIVITIES AND RISKS

    Scios currently focuses its product research and development efforts on proprietary novel therapeutics, principally in the areas of cardiorenal and inflammatory disorders, and Alzheimer's disease. The Company's success will depend on its ability to achieve scientific and technological advances and to translate such advances into commercially competitive products on a timely basis. As described in "Business--Products In Development," Scios' products are at various stages of research and development, and in most cases further development and testing will be required to determine their technical feasibility and commercial viability. THE COMPANY REPEATS THE CAUTION GIVEN TO ITS INVESTORS IN EARLIER ANNUAL REPORTS ON FORM 10-K THAT THE DEVELOPMENT OF PHARMACEUTICALS IS SUBJECT TO SIGNIFICANT RISKS AND UNCERTAINTIES. In particular, the proposed development schedules for the Company's products may be affected by a wide variety of factors, such as technological difficulties, proprietary technology and rights developed by others, reliance on third parties to perform certain activities or provide certain resources, and changes in governmental regulation. Many of the factors affecting development of the Company's products will not be within the control of Scios. As a result, there can be no assurance that any of the products described in this Item 1 or resulting from Scios' research programs will be successfully developed, proved to be safe and effective, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed.

    In developing pharmaceutical products, the Company faces critical challenges in at least three broad areas: the discovery and development of novel compounds that are worth developing; the successful clinical testing in humans of candidate compounds that the Company and its collaborators deem worthy of development; and competition in many forms and areas. The discovery process in pharmaceutical development often involves doing or understanding what has not previously been done or understood, while working in biological systems that are not always predictable or predictive. Pharmaceutical drug discovery is an inherently challenging and risky undertaking in which numerous factors come into play in determining success or failure. Some of the key factors include the ability to identify appropriate targets and models to use in understanding complex disease processes, to comprehensively screen many compounds under consistent conditions in order to identify those which show promise, to build on insights gained from numerous and frequently imperfect data points in selecting the compounds most likely to treat the target disease, even though the target disease itself is not completely understood (both as to what causes that disease and how the disease manifests itself), and to avoid being misled by false indicators. These efforts all take place in increasingly competitive environments in which several companies are often simultaneously trying to apply their resources and insights to the same targets and challenges. The Company attempts to address these challenges by incorporating new techniques as they become available in the industry. Greater use of genomics, bioinformatics, microarray-based gene expression analysis and high throughput screening are examples of new technologies adopted by the Company in the last several years to improve its pharmaceutical research and development discovery process. How well a particular company marshals its resources to attack an issue will often determine its success. Because it is impractical, if not impossible, for any company to do everything imaginable to acquire sufficient knowledge to better assure success in meeting these challenges, intuition, untested assumptions and luck can sometimes play a significant role in determining a particular company's success in pharmaceutical discovery and development.

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

    In clinical testing of compounds selected for development, the Company, as well as every other company in the biopharmaceutical and pharmaceutical industries, faces challenges in several areas. In the clinical trial initiation phase, these factors include creating a sound study design that will, as effectively and efficiently as possible, reveal the safety and efficacy of a particular compound and then finding appropriate clinical investigators who can identify and recruit patients and follow the clinical protocol. Each clinical trial itself contains the risk that a compound will not produce positive clinical results in the specific subjects included in that study population or that it will produce ambiguous or mixed results in which the benefits of the compound do not clearly enough outweigh any adverse side effects, or that judgments will have been incorrect about how large the study population needed to be to demonstrate the effects of the compound. Uncertainty as to the outcome is inherent in every clinical trial, even when a previous clinical study has produced a favorable result. This was demonstrated in the Company's experience with Auriculin-Registered Trademark- (anaritide) for the treatment of acute renal failure and with the clinical trials of Fiblast-Registered Trademark- for the treatment of stroke. See "Business--Products in Development" below.

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

    The intellectual property rights of third parties can also affect the Company's development of its products. For instance, patent rights of other companies may need to be licensed in order for the Company to commercialize a product. These third party patent rights may not be available for license by the Company or may be available only at a high cost to the Company. See "Business--Patents and Proprietary Rights" for a discussion of the patent positions that the Company is endeavoring to establish for its products and information on some of the competing patent positions of third parties.

    The Company plans to continue the development of selected products primarily under the sponsorship of corporate partners. The Company's alliances with Eli Lilly and Company and The DuPont Pharmaceuticals Company in the Alzheimer's field, with Novo Nordisk A/S on GLP-1 and with Kaken Pharmaceuticals Co., Ltd. and Chiron Corporation on Fiblast-Registered Trademark- are examples. The Company is also seeking a partner with whom to co-promote
Natrecor-Registered Trademark- in the United States. Continued funding and participation by the Company's corporate partners under joint marketing, joint development or licensing agreements will depend not only on the timely achievement of research and development objectives by the Company, which cannot be assured, but also on each corporate partner's own financial, competitive, marketing and strategic considerations and overall attitude towards engaging in outside collaborations. Under several of its joint development or license agreements, Scios relies on its corporate partners to conduct all or a portion of preclinical and clinical trials, to obtain regulatory approvals, and to manufacture and market products. Although the Company believes that its corporate partners will have an economic incentive to meet their contractual responsibilities, the amount and timing of resources devoted to these activities generally will be controlled by the corporate partner. The wave of mergers among the established pharmaceutical companies over the last few years and the downsizing and shift in research strategy that often follows these mergers have underscored the fact that corporate partners can change their strategy, and may sometimes drop entirely the collaborations they or their predecessor have established with other companies.

    All of these factors combine to make drug development extremely risky, challenging and competitive. At the same time, these factors contribute to the significant rewards and satisfaction that can accrue to the stockholders and personnel of a company that successfully overcomes the challenges of drug discovery and development and succeeds in creating and marketing a new pharmaceutical agent.

PRODUCTS IN DEVELOPMENT

    NATRECOR-REGISTERED TRADEMARK- (NESIRITIDE). Episodes of acute decompensated CHF require hospitalization of approximately one million people annually in the United States. In the Company's clinical studies, Natrecor-Registered Trademark- has produced improvements in important measures of heart function: pulmonary capillary wedge pressure ("PCWP") and cardiac index. The Company filed a new drug application ("NDA") for Natrecor-Registered Trademark- with the FDA in April 1998. In January 1999, the Cardiovascular and Renal Advisory Committee to the FDA recommended by a 5 to 3 vote that Natrecor-Registered Trademark- be approved by the FDA for sale in the United States for the short-term management of CHF. However, in April 1999 the FDA advised the Company that it was not approving Natrecor-Registered Trademark-and requested that the Company conduct an additional study to define the consequences of the pharmacodynamic profile of Natrecor-Registered Trademark-, specifically as it relates to the onset of effect and the recovery from hypotension if it occurs. Following the FDA's action, the Company met several times with the FDA to discuss the FDA's concerns and the design of the VMAC Trial, an additional Phase III clinical trial being conducted in approximately 500 patients. The first patient was enrolled in the study in late October and 131 patients had been enrolled in the study as of February 2, 2000. The trial design includes the evaluation of Natrecor-Registered Trademark- and nitroglycerin, an existing therapy, compared to placebo. In hemodynamically monitored patients, the principal endpoint of the study is the change from baseline in PCWP. In patients not hemodynamically monitored, the principal endpoint is improvement in shortness of breath in Natrecor-Registered Trademark-patients compared with those treated with placebo, after three hours of treatment. Secondary endpoints of the VMAC Trial include speed of improvement in hemodynamics and symptoms, duration and adequacy of effect, and adverse effects in the Natrecor-Registered Trademark- and nitroglycerin groups respectively over the course of treatment.

    Not including patients in the VMAC Trial, over 650 patients have previously received Natrecor-Registered Trademark- as part of Scios' clinical program to study this drug. The pivotal efficacy study in the Company's 1998 NDA application was a randomized, double blind, placebo-controlled Phase III study that studied 127 patients with acutely decompensated CHF requiring hospitalization. Patients received an infusion of either
Natrecor-Registered Trademark- (0.015 or 0.03mg/kg/min) or placebo. The primary endpoint of the study was a reduction in PCWP. Secondary endpoints included cardiac index and symptom improvement. With respect to the primary endpoint, the analysis indicates that Natrecor-Registered Trademark- reduced PCWP by 20% (p=0.003) and 31% (pgreater than0.001) in the 0.015 and 0.03mg/kg/min dose groups, respectively, compared to placebo. Symptom scores and cardiac index also improved compared to placebo at a statistically significant level.

    In May 1998, the Company entered into an agreement with Bayer establishing a collaboration for the worldwide development and commercialization of Natrecor-Registered Trademark-. On signing the contract, the Company received a payment of $20.0 million. In May 1999, Bayer terminated the agreement following the FDA non-approval letter and all rights in Natrecor-Registered Trademark-reverted to Scios without any payment being due from Scios. Scios is now seeking a co-promotion partner with which to commercialize
Natrecor-Registered Trademark- in the United States and partner(s) to license Natrecor-Registered Trademark- for sale in other countries. A number of low cost pharmaceutical products are already being used by physicians to treat acute episodes of CHF. Hence, the Company and its Natrecor-Registered Trademark-partner will need to demonstrate positive clinical benefits of Natrecor-Registered Trademark- in order to successfully introduce Natrecor-Registered Trademark- into this competitive market.

    This discussion of Natrecor-Registered Trademark- includes forward-looking statements within the meaning of the PSLRA-95, which are based on current information. Many factors could influence the commercial success of Natrecor-Registered Trademark-, principally including the reaction of various regulatory agencies, including the FDA, to the additional data Scios will develop concerning the degree of efficacy and safety of Natrecor-Registered Trademark-, the scope of any approval such agencies may grant for the product, and the ability of Scios and a commercial partner to successfully exploit the opportunity. See "Business--Product Development Activities and Risks" for a further discussion of factors that can impact the Company's commercialization of its products, including
Natrecor-Registered Trademark-.

    The Company believes that it was the first to discover human b-type natriuretic peptide ("BNP"), whose gene it cloned in 1988 as a part of its cardiorenal research program in natural human peptides. BNP is made in the heart and is part of the body's natural response to a failing heart. Preclinical studies at the Company and elsewhere suggest that BNP has the biological effects of increasing the elimination of salt and water from the body, dilating blood vessels, and decreasing the secretion of other hormones which lead to blood vessel constriction and elevated blood pressure. The Company holds issued United States and European patents covering human BNP, which currently expire in mid-May 2009. These patents issued to Scios are subject to possible extension of several years due to time taken up in the regulatory approval process. The Company also has the exclusive right to develop therapeutic products using BNP under certain patents and applications on BNP originally filed by Daiichi Pharmaceutical Co., Ltd. which were subsequently acquired by Shionogi &
Co., Ltd. ("Shionogi"). All issued patents are subject to the risk that they may be challenged by another entity, which may result in a court invalidating or limiting the patent. See "Business--Patents and Proprietary Rights."

    P38 KINASE INHIBITORS. The goal of Scios' p38 kinase inhibitor program is to establish and develop a potent, orally available treatment for rheumatoid arthritis and other inflammatory disorders. p38 kinases stimulate tumor necrosis factor (TNF) production and biosynthesis of the proinflammatory enzyme cyclooxygenase-2 (COX-2), leading to inflammation. Inhibitors of p38 kinases could be useful to treat certain inflammatory and cardiovascular conditions. Current development plans anticipate the nomination of a development candidate shortly and the initiation of preclinical development to support an IND filing allowing the start of clinical tials in the second half of 2000. The treatment of rheumatoid arthritis has recently made striking advances with the discovery that proteins that antagonize the inflammatory cytokine TNF markedly relieve the symptoms and retard the progression of rheumatoid arthritis. These existing protein-based products, either neutralizing antibodies or soluble receptors, have to be given by injection on a repeated basis. A potent inhibitor of TNF in tablet form should permit the effective treatment of rheumatoid arthritis with a much more convenient and tolerable form of administration. An additional benefit of inhibiting p38 kinase is the inhibition of COX-2 in white blood cells. Since COX-1 is not regulated by p38 kinase, inhibitors of p38 kinase provide a selective inhibition of COX-2, which has already been demonstrated by selective COX-2 inhibitors to be highly effective in relieving the symptoms of many forms of arthritis. Thus, patients being treated with a p38 kinase inhibitor could experience a reduction in both the symptoms of rheumatoid arthritis and the progression of the disease. The clinical plan for Scios' p38 kinase inhibitor is to treat moderate to severe rheumatoid arthritis to initially reduce signs and symptoms and, secondarily, to retard joint structural damage in patients who are not responding to current treatment.

    FIBLAST-REGISTERED TRADEMARK- (TRAFERMIN). Fiblast-Registered Trademark- (trafermin) is Scios' form of human basic fibroblast growth factor (FGF), an agent that has been shown to promote angiogenesis (the growth of new blood vessels), to directly stimulate the growth of connective tissue, and to possess certain neuroprotective properties, the mechanisms of which are not yet fully understood. As described below, Scios has licensed Fiblast-Registered Trademark-to two key partners for the development in a variety of indications.

    Since 1988, Scios has worked with Kaken Pharmaceutical Co., Ltd. ("Kaken"), the Company's corporate partner for Fiblast-Registered Trademark- in Japan. Pursuant to a 1988 agreement, Kaken has exclusive rights to develop and market Fiblast-Registered Trademark- for all indications in Japan, Korea, Taiwan, Hong Kong and the People's Republic of China. Scios has received research and development support payments, is entitled to receive additional payments as regulatory milestones are met, and will receive royalties on any sales of Fiblast-Registered Trademark- products by Kaken. Under a series of agreements between Scios and Kaken entered into in 1994, Scios has manufactured a specified quantity of Fiblast-Registered Trademark- for Kaken, following which Kaken will arrange its own supply. The agreements also established a collaboration on manufacturing process development between the companies and provided Kaken with a license to Scios' manufacturing technology for Fiblast-Registered Trademark-. However, the timing for Kaken to assume this responsibility has not been determined. Under the 1994 agreements, Kaken made a series of payments to Scios from 1994 through 1998 for the supply of material, the process development collaboration, and the license to Fiblast-Registered Trademark- know-how, patents and manufacturing technology. As of December 31, 1999 the total of these payments (not previously applied to Kaken's purchases from the Company) has been recorded as deferred revenue in the amount of $15,908,000. Prior to closing its Mountain View manufacturing facility in May 1999, Scios produced the amount of material due to Kaken and Scios now holds it for delivery to Kaken upon regulatory approval in Japan. Once the supply of material produced by Scios has been used to produce commercial products, Kaken will arrange for the manufacture of Fiblast-Registered Trademark- for its future needs.

    Kaken conducted two Phase III trials in Japan for evaluation of Fiblast-Registered Trademark- in recalcitrant wounds. Based on the results of these studies, in June 1996 Kaken filed an NDA in Japan for this indication. Before it may begin to market Fiblast-Registered Trademark- in Japan, Kaken must obtain approvals from the Japanese authorities with respect to the NDA for Fiblast-Registered Trademark- in the target indication and also for importation of Fiblast-Registered Trademark- in bulk form from Scios into Japan and for product pricing in Japan. Obtaining these approvals is a complex process involving a thorough review of the comprehensive set of data that Kaken is required to submit. Approval for Kaken to market the product in Japan will require that the Japanese authorities reach the conclusion that such data demonstrate to the regulators' satisfaction that Fiblast-Registered Trademark-is safe and effective in the treatment of recalcitrant wounds, and that the processes and facilities used by Scios for manufacturing the bulk drug substance used in Fiblast-Registered Trademark- were satisfactory. Although Japanese regulators will apply Japanese standards and practices in reviewing Kaken's NDA, Kaken faces many of the same challenges and factors that are discussed in "Business--Product Development Activities and Risks."

    In 1996, Scios signed a Collaboration Agreement with the Wyeth-Ayerst Laboratories division of American Home Products Corporation ("Wyeth-Ayerst") creating a joint development and commercialization program to examine the use of Fiblast-Registered Trademark- in the treatment of stroke and cardiovascular disorders. In extensive preclinical studies, Fiblast-Registered Trademark- had been shown to protect neurons from damaging effects associated with stroke, including oxygen and glucose deprivation, and glutamate release. Fiblast-Registered Trademark- also demonstrated a reduction of neuronal death in both permanent occlusion and reperfusion animal models of stroke. Early in 1996, Scios began a Phase I/II study of Fiblast-Registered Trademark- for the treatment of stroke. This study was concluded in 1997, ultimately enrolling 66 patients and further demonstrating the safety of Fiblast-Registered Trademark-after systemic administration. In 1997, Wyeth-Ayerst assumed the responsibility of lead development party for Fiblast-Registered Trademark- in stroke and the Company and Wyeth-Ayerst announced the initiation of two 900-patient
Phase II/III clinical trials of Fiblast-Registered Trademark- in stroke. In July 1998, Wyeth-Ayerst and Scios announced termination of the stroke clinical trial in the United States for safety reasons. The stroke clinical trial in Europe, which used a different dosing regimen, was continued into mid-1999 after Wyeth-Ayerst conducted an interim analysis of the data from the European trial. While the data from the European trial did not repeat the safety issues that led to the halting of the North American stroke trial, Wyeth-Ayerst elected to terminate its agreement with Scios in the second half of 1999 based on its assessment of the expense of additional trials and likelihood of success. All rights in Fiblast-Registered Trademark- reverted to Scios. As of December 31,1999 the Company has recorded $300,000 in connection with the share of clinical trial expenses that the Company is to reimburse Wyeth-Ayerst under the agreement.

    In November 1999, Scios announced the granting of a license to Chiron Corporation ("Chiron") covering rights in Fiblast-Registered Trademark- not previously licensed by the Company, including the rights returned by Wyeth-Ayerst. Chiron has had a long-term interest in FGF research, particularly in FGF's potential use to treat coronary artery disease. This proposed use is based on FGF's ability to induce angiogenesis, the growth of new blood vessels. Chiron has held since the 1980's, a license from the Salk Institute under a patent covering the bovine form of FGF. See "Business--Patents and Proprietary Rights--Fiblast-Registered Trademark-" for a discussion of a U.S. patent interference that the Company had with Salk. In 1999, under the Agreement with Chiron, Scios received $12.5 million in licensing fees in the form of cash and a forgivable loan to Scios. In addition, milestone payments totaling
$12.0 million will also be made by Chiron to Scios upon completion of certain development objectives. Scios will receive royalties based on sales of FGF products (human or bovine) in countries where Scios holds patents. Under the agreement, Chiron has assumed full responsibility for product development.

    Scios has also granted licenses under its Fiblast-Registered Trademark-patents and technology to companies working to develop products in other areas. These include a non-exclusive license to Orquest, Inc., a company developing products for the treatment of bone fractures, and a license to Selective Genetics Incorporated (formerly Prizm Pharmaceuticals, Inc.), a company using bFGF for the targeted delivery of other pharmaceutical agents. Scios is supplying Orquest with Fiblast-Registered Trademark- for incorporation into Orquest's product.

    Scios is obligated to make payments to Organon International ("Organon") based on amounts received by Scios upon commercialization of Fiblast-Registered Trademark-. Approximately $218,000 remains to be paid under the obligation, which stems from the Company's 1989 reacquisition of certain Fiblast-Registered Trademark- rights previously licensed to Organon. The basic research on Fiblast-Registered Trademark- was funded by Biotechnology Research Partners, Ltd. See Note 12 of Notes to Consolidated Financial Statements. See also "Business--Patents and Proprietary Rights" for a discussion of Fiblast-Registered Trademark- patent issues.

    VASCULAR ENDOTHELIAL GROWTH FACTOR (VEGF(121)). Scios conducted pre-clinical studies of its proprietary 121 amino acid form of VEGF ("VEGF(121)"), another potent angiogenic substance. The company has shown that VEGF(121) is effective in an animal model of peripheral vascular disease following several different modes of administration, including intravenous and subcutaneous administration. The Company has granted a license to GenVec, Inc. for the use of the gene encoding VEGF(121) in gene therapy paradigms. GenVec is conducting clinical testing of VEGF(121) gene therapy in the U.S. in collaboration with its partner, Parke-Davis. Scios has been awarded U.S. and European patents covering VEGF(121). Other companies hold patents on competing forms of VEGF. See "Business--Patents and Proprietary Rights--VEGF(121)" for a discussion of patent issues. As part of the Restructuring Plan, the Company has decided to seek a licensee for its VEGF(121) protein technology.

    ALZHEIMER'S DISEASE. For many years, the Company has conducted a basic research program to develop new therapies for Alzheimer's disease primarily based on the investigation of the beta-amyloid precursor protein. During this time, the Company has collaborated with a variety of pharmaceutical company partners. In 1997, Scios formed separate research collaborations with Eli Lilly and Company ("Lilly") and with DuPont Pharmaceuticals Corporation. Each of these collaborations provides funding to Scios for the research it conducts, potential milestone payments to Scios by the partner if certain events are achieved and the right of the partner to commercialize resulting products subject to royalty payments to Scios. In 1998, Lilly expanded the scope and funding of the primary programs in the collaboration and extended it through April 2001.

    Previously, Scios had a research alliance on Alzheimer's disease with Marion Merrell Dow, Inc. which merged with Hoechst Roussel in 1995 to form Hoechst Marion Roussel, Inc. ("HMR"). HMR terminated the collaboration in 1996, and in early 1997, the parties clarified certain issues concerning the rights of each party to use the technology developed in the program. Among other terms, the resolution included certain payments by HMR to Scios. HMR's decision to terminate its collaboration with the Company represents an example of how a change in the priorities of a corporate sponsor, such as HMR, can impact Scios. This risk is discussed in the section "Business--Product Development Activity and Risks."

ADDITIONAL PROJECTS

    The Company has from time to time pursued product development activities outside of the focus areas described above. In the past, Scios divested or otherwise leveraged certain technologies that were not central to its long-term business strategy and may continue to do so in the future. Some of these programs are discussed below.

    GLP-1(INSULINOTROPIN). In 1996, Scios granted Novo Nordisk A/S of Denmark ("Novo Nordisk"), a world leader in insulin and diabetes care products, an exclusive license to the Company's GLP-1 technology. The Company formerly referred to the GLP-1 technology as its "insulinotropin project". Under the agreement Scios has received payments totaling $10.0 million, of which the final $4.0 million milestone payment was received in 1999. Novo Nordisk is responsible for development activities for GLP-1 and is currently conducting Phase I human clinical trials. GLP-1 is a potent peptide that stimulates insulin release when blood sugar levels are above normal. Type 2 diabetics do not release enough insulin from the pancreas when blood glucose levels rise in response to eating a meal and they become progressively more resistant to insulin action in stimulating glucose uptake by muscle and fat tissue. GLP-1 controls blood glucose levels in Type 2 diabetics by stimulating insulin release and perhaps by overcoming insulin resistance. Present therapies for Type 2 diabetics include insulin injections and oral hypoglycemic agents, which can induce dangerously low blood sugar levels. Since GLP-1 appears to stimulate insulin release only when blood sugar levels are above normal, it may have a lower risk of this serious side effect. The Company holds an exclusive royalty bearing license to patent applications covering GLP-1 and certain analogs held by Massachusetts General Hospital, which rights were licensed to Novo Nordisk. Scios will receive royalties on product sales made by Novo Nordisk.

    BNP DIAGNOSTICS. Independent researchers have determined that the level of circulating BNP may be a good basis for a diagnostic to identify and track patients suffering from congestive heart failure. Scios has granted Abbott Laboratories and Biosite Diagnostics Incorporated ("Biosite") non-exclusive rights under the Company's BNP patents to develop BNP diagnostics. In
December 1999, Biosite filed its pre-market approval application with the FDA seeking approval to market Biosite's Triage(-Registered Trademark-) BNP Test. The test measures BNP as an aid in the basis of diagnosis of patients with congestive heart failure. In 1998, Scios and Shionogi entered into a cross-license of their respective BNP patent rights for the diagnostic field. The diagnostic cross-license is royalty free. Shionogi also granted Scios a royalty-bearing, exclusive license under its BNP patents to develop therapeutic products. Shionogi has begun marketing a radioimmunoassay (RIA)-BNP diagnostic in Japan and Europe.

    CNS DISORDERS. In 1993, Scios founded Guilford Pharmaceuticals Inc. ("Guilford") to develop pharmaceutical products for the treatment of diseases of the central nervous system ("CNS"). In its initial years, Guilford operated as a majority-owned subsidiary of Scios. Following various equity offerings by Guilford, including its initial public offering and Scios' subsequent sale of a portion of its holdings, Scios' ownership interest in Guilford was reduced to approximately 7% as of December 31, 1998. In 1999, Scios sold all of its position in Guilford. Scios had previously transferred to Guilford certain neuroscience technology, and had licensed to Guilford the Gliadel(-Registered Trademark-) implant project and related drug delivery technology described below for application in the treatment of tumors of the central nervous system and cerebral edema.

    DRUG DELIVERY SYSTEMS. Prior to Scios' acquisition of Nova in 1992, Nova had been developing certain drug delivery systems, including the Gliadel(-Registered Trademark-) implant to treat primary brain cancer and the Septacin(-Registered Trademark-) implant for the treatment of osteomyelitis, a serious bone infection. These projects were developed pursuant to a license agreement with the Massachusetts Institute of Technology ("MIT") relating to MIT's Biodel(-Registered Trademark-) drug delivery technology. As noted above, the Company licensed a portion of the drug delivery technology, including Gliadel(-Registered Trademark-), to Guilford in 1992. Gliadel(-Registered Trademark-) was approved for marketing in the United States in 1996. In 1994, the Company licensed to another third party the drug delivery technology, including Septacin(-Registered Trademark-), for all uses outside the area licensed to Guilford. Scios thereafter assigned its Biodel(-Registered Trademark-) license rights back to MIT, which will administer these licenses. The Company and MIT are receiving royalty and milestone payments under the license agreements with Guilford and other licensees as products are developed. The licensees are also obligated to meet certain diligence standards in pursuing development of their respective product candidates. The Gliadel(-Registered Trademark-) and Septacin(-Registered Trademark-) projects were undertaken by the Company on behalf of Nova Technology Limited Partnership, the limited partnership that funded Nova's research and development on these projects. See
Note 4 of Notes to Consolidated Financial Statements for a description of the Company's payment obligations to former limited partners.

MARKETING AND SALES

    PROPRIETARY PRODUCTS. Once they have been approved for marketing, the Company ultimately intends to promote certain of its proprietary products in the United States through its own sales force for some or all approved indications. This could be done by the Company alone or jointly with its commercial partner(s) for any such product. As discussed above, the Company has decided to seek a co-promotion partner in the United States for Natrecor(-Registered Trademark-) and a partner(s) to commercialize Natrecor(-Registered Trademark-) in other countries.

    Scios believes that its experience in marketing certain psychiatric products under arrangements such as those described below in "Psychiatric Sales and Marketing Division" will prove useful as it prepares to participate in marketing its own products. However, to date, Scios' marketing experience has been limited to psychiatric products, and the Company does not currently have in place all of the resources to market the products it is seeking to develop or that it may acquire. The commercialization of the Company's major products will require significant financial resources, as well as sales, marketing and distribution capabilities. In order to provide funds and expertise to meet these requirements, particularly outside of North America, the Company has determined to seek established pharmaceutical companies as commercialization partner(s). There can be no assurance that the Company will be able to enter into such partnerships on favorable terms or to develop such a marketing capability on its own. Scios believes that such collaborations may enable it to speed the timing of product launch and increase market penetration of selected new therapies. When entering into agreements with partners for the purpose of obtaining sales and marketing expertise and services, the Company incurs the additional risk that the partner's level of effort or marketing approach may differ from that which the Company might choose if operating solely on its own behalf. The Company tries to structure its agreements to provide for Scios' participation in the planning of sales and marketing strategies and to align the interests of both parties to product success. However, changes in priorities or other circumstances at the partner company could have an adverse effect on achieving potential levels of product sales. See "Business--Product Development Activities and Risks." The Company's ability to commercialize its products successfully may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers and other organizations. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products. Market acceptance of Scios' products would be adversely affected if adequate coverage and reimbursement levels are not provided for approved uses of Company products. In addition, in view of expressed governmental concerns over drug prices and other healthcare costs, there can be no assurance that future government and private cost control initiatives will not adversely affect the Company's ability to maintain price levels on its products sufficient to realize an appropriate return on development efforts.

    PSYCHIATRIC SALES AND MARKETING DIVISION. In 1999 the Company's Psychiatric and Sales Marketing Division generated approximately $10.0 million in operating profit (calculated with no allocation of corporate overhead) by marketing products that were developed by others. In this division, the Company has a field sales force of approximately 90 representatives who are employed on a part-time basis marketing psychiatric products. The Company currently markets in the United States five psychiatric products discussed below under license from SmithKline Beecham Corporation ("SB") and in mid-1998 began co-promoting two additional products: Risperdal(-Registered Trademark-) (risperidone), the most frequently prescribed antipsychotic under a co-promotion agreement with Janssen Pharmaceutica and Paxil(-Registered Trademark-) (paroxetine HCL), which participates in both the selective serotonin reuptake inhibitor (SSRI) antidepressant and antianxiety markets, under a co-promotion agreement with SB. Prior to entering into the co-promotion agreements on Risperdal(-Registered Trademark-) and Paxil(-Registered Trademark-), the Company had agreements to co-promote Haldol(-Registered Trademark-) Decanoate (haloperidol), a depot injection product to treat schizophrenia that was distributed by Ortho-McNeil Pharmaceutical, and Effexor(-Registered Trademark-) (venlafaxine HCl), an antidepressant that is marketed by Wyeth-Ayerst. The Haldol(-Registered Trademark-) agreement was terminated by mutual agreement in April 1998 when generic competition entered the market. The Effexor(-Registered Trademark-) agreement was also terminated by mutual agreement in April 1998.

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

    The Company has exclusive rights to market the following SB products in the United States: Eskalith(-Registered Trademark-) and Eskalith CR(-Registered Trademark-) (lithium) for the treatment of manic depressive illness, Thorazine(-Registered Trademark-) (chlorpromazine) and Stelazine(-Registered Trademark-) (trifluoperazine) for the treatment of schizophrenia, and Parnate(-Registered Trademark-) (tranylcypromine) for the treatment of depression (collectively, the "SB Products"). Eskalith CR(-Registered Trademark-) 450 is the largest selling of the SB Products. SB currently manufactures and distributes the SB Products. In 1999, SB changed its site of manufacture of the two Eskalith(-Registered Trademark-) products. In
December 1999 Scios announced that it had been advised by SB that a product outage could develop in 2000 for Eskalith CR(-Registered Trademark-) 450 mg while SB responds to questions raised by the FDA concerning the change of manufacturing location. Since December, the Company and SB have reached an agreement with the FDA allowing product shipments from the new manufacturing facility beginning in February 2000. The initial shipments will have six month expiration dating, which will be extended as additional stability data is developed. As a result, while the Company may experience some reduction in revenues on this product in 2000, it is not expected to be material. In February 1999, the FDA approved the change of manufacturing site for Eskalith(-Registered Trademark-) (lithium carbonate) immediate release capsules after a brief shortage. SB may discontinue manufacturing one or more of the products if it gives the Company at least 12 months notice, in which case Scios has the right to manufacture such product(s). SB is responsible for all ancillary matters relating to sales of the SB Products (including various administrative tasks) and for the maintenance in good standing of all NDAs with respect to the SB Products. The agreement also grants Scios certain rights to indemnification from SB for product liability claims. The Company is obligated to spend certain amounts for marketing support based on the prior year's net sales and to reimburse SB for certain third-party royalty payments. Scios pays SB 40% of the Company's net profits (as defined in the Company's agreement with SB) from United States sales of the SB Products. See Note 3 of Notes to Consolidated Financial Statements.

    Risperdal(-Registered Trademark-), Paxil(-Registered Trademark-) and the SB Products all face competition which is likely to become greater over time. For several of the SB Products, unit volume for certain products have been eroding and can be expected to continue to erode due to competition from generic products sold at substantially lower prices. These statements are forward-looking within the meaning of the PSLRA-95. Numerous factors will influence the impact that competitive products will have on the Company's revenues from the SB Products and the Company's co-promotion activities. These factors include the success of the Company's and its partners' marketing strategies and efforts, the actual and perceived features of competing products, the amount of the difference in price of competing products, the continued availability of product from SB, and the marketing effort by third parties on competing products. Although past decreases in unit sales of the SB Products have been partially offset by price increases, there can be no assurance that the market will accept any additional price increases. Among the SB Products, the Company has placed particular marketing emphasis on those product formulations, such as Eskalith CR(-Registered Trademark-) (a controlled release formulation), where generic equivalents are less available.

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

MANUFACTURING

    Prior to March 1999, the Company produced only the bulk active ingredient in Fiblast(-Registered Trademark-) in its own facility and relied on third parties for the manufacture of other products, including Natrecor(-Registered Trademark-) and the final product form of Fiblast(-Registered Trademark-). In March 1999, the Company announced its Restructuring Plan that included closure in 1999 of the manufacturing facility where Scios had manufactured Fiblast(-Registered Trademark-). The Company's commercial partners for Fiblast(-Registered Trademark-), principally Kaken, Chiron and Orquest are now responsible for supplying their long-term need for this product. Similarly, Novo Nordisk is responsible for manufacturing the GLP-1 product and GenVec and its commercial partner, Warner Lambert, are responsible for manufacturing any products based on the VEGF(121) gene.

    The decision to close Scios' own protein manufacturing facility was based on a combination of factors including the low capacity and high operating cost of the facility compared to third-party manufacturing facilities and the availability of third-party recombinant protein manufacturing capacity. The Company is now dependent on third parties to manufacture its products. The strategy of utilizing third-party facilities carries with it certain risks, as there can be no assurance that such facilities can be arranged on commercially acceptable terms or that Scios will be able to meet manufacturing quantity and quality requirements through the use of such arrangements. Scios has in place an agreement providing for manufacture of Natrecor(-Registered Trademark-) by Biochemie Gesellschaft M.B.H. of Austria through 2006. Having a low-cost manufacturing capability for Natrecor(-Registered Trademark-) and smoothly managing third-party manufacturers are expected to be keys to commercializing this and other products successfully and on a timely basis. Failure to do so could adversely impact the commercial success of the product. See "Business--Competition."

    Janssen manufactures Risperdal(-Registered Trademark-) and SB manufactures Paxil(-Registered Trademark-) and the SB Products. If SB were to discontinue manufacturing the SB Products and the Company wished to continue selling the products, the Company would have to assume management of the manufacturing contracts currently managed by SB. The risk of reliance on a third party to manufacture is demonstrated by SB's recent notice to the Company of a possible out-of-stock situation in 2000 on Eskalith CR(-Registered Trademark-) following changes by SB in the site of manufacturing. See "Business--Marketing and Sales."

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

    The Company currently owns or holds exclusive rights to approximately 63 issued United States patents and 49 United States pending patent applications covering its proprietary technology and products. The Company also files foreign applications corresponding to most of its United States applications. Scios' issued patents include patents on Natrecor(-Registered Trademark-), Fiblast(-Registered Trademark-), VEGF(121) and insulinotropin. The Company's patent position with respect to certain principal products under development is described above in the section discussing each product. See "Business--Product Development Activities and Risks." If a patent issues prior to marketing approval, as has been the case with all of the Company's issued patents to date, Scios can apply for extension of the patent term for a limited period of time to make up for a portion of the patent term lost to the regulatory approval period. The actual period of the extension varies but generally cannot exceed five years. In certain of its third-party agreements, the absence of a patent covering a product licensed by Scios could reduce the royalties due to the Company under the agreements.

    This section entitled "Patents and Proprietary Rights" contains forward-looking statements under the PSLRA-95. Actual results will vary depending on numerous factors, many of which are discussed. Investors should appreciate that the patent position of biotechnology and pharmaceutical firms is generally highly uncertain and involves complex legal and factual questions. Although Scios believes it has strong patent positions on certain of its products, there can be no assurance that any patent will issue on pending applications of the Company, or that any patent issued will afford the Company significant commercial protection against competitors for the technology or product covered by it, or that patents will not be infringed upon or designed around. Third parties have filed applications for, or have been issued patents relating to, products or processes that are similar to or competitive with certain of the Company's products or processes. Scios is incurring and expects to continue to incur substantial costs in interference proceedings and in defending the validity or scope of its patents or in challenging the validity or scope of competing patents. The Company is unable to predict how the courts will resolve issues relating to the validity and scope of such patents. If any such patent were to be interpreted to cover any of the Company's products and could not be licensed, circumvented or shown to be invalid, the results of Scios' future operations could be materially and adversely affected. Described below are patent positions of other companies of which Scios is aware that potentially overlap the Company's principal product development areas discussed above.

    NATRECOR(-REGISTERED TRADEMARK-). Scios has been issued United States, Canadian, European and Japanese patents covering the endogenous form of Natrecor(-Registered Trademark-), human BNP. An opposition proceeding has been filed against Scios' Japanese patent and the matter is presently before the Japanese courts. Scios has also obtained from Shionogi a worldwide license for therapeutic uses to certain issued BNP patents that are based on work by Daiichi Pharmaceutical Co., Ltd., Tokyo, including a patent issued to Daiichi by the European Patent Office.

    P38 KINASE INHIBITORS. Scios has filed a series of patent applications in the United States covering the classes of p38 kinase inhibitors that the Company has identified. While the classes of small molecule compounds identified by Scios researchers appear to be unique, the Company is aware that other companies are also working to develop p38 kinase inhibitor compounds, have filed patent applications on and received patents covering certain classes of compounds that these competing companies have identified, and on various aspects of identifying such compounds. Among the companies competing to develop p38 kinase inhibitors are SmithKline Beecham Corporation, G.D. Searle Pharmaceuticals, a division of Monsanto Company, Johnson & Johnson Company and Merck, Inc., each of whom has substantial resources.

    FIBLAST(-Registered Trademark-). In February 1991, a United States patent with one claim covering a form of FGF protein was issued to Synergen, Inc. ("Synergen"), which was later acquired by Amgen Inc. In June 1991, a United States patent with one claim covering the DNA for the same form of FGF was issued to Synergen. Based on a review of the publicly-available documents relating to these patents, Scios believes that the Synergen form of FGF or DNA differs from the form of FGF produced by the Company. On August 8, 1995, following a decision favorable to Scios in a patent interference proceeding with the Salk Institute for Biological Studies ("Salk"), Scios received a United States patent covering DNA sequences, expression vectors and microorganisms used in the recombinant production of human basic FGF. On May 7, 1996, Scios received a United States patent covering the recombinant production of human basic FGF. On February 18, 1997, Scios received a United States patent covering recombinantly produced human basic FGF. On January 12, 1999, Scios received a United States patent covering a cysteine mutant of human basic FGF.

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

    In May 1994, the European Patent Office issued European Patent No. 0 248 819 to Scios covering Scios' form of recombinant basic FGF known by the product name Fiblast(-Registered Trademark-). An opposition proceeding was instituted against this patent by Chiron Corp. and Pharmacia S.p.A. In June 1996, the Opposition Division of the European Patent Office upheld the validity of the Scios patent; however, the opponents have filed an appeal against this ruling. In August 1994, the European Patent Office issued European Patent No. 0 228 449 to Salk covering the 146 amino acid sequence of bovine basic FGF or an equivalent or analog thereof. The Company filed an opposition to this patent and in September 1997, the Opposition Division revoked the patent; however, Salk has filed an appeal against this ruling. As part of the November license agreement with the Company, Chiron has withdrawn its opposition to Scios' European Patent and Scios has withdrawn from the appeal proceedings involving Salk's European patent.

    In March 1994, the Company obtained a non-exclusive license to make, use and sell Fiblast(-Registered Trademark-) under a United States patent issued to Harvard University containing claims to purified cationic (basic) FGF. The Harvard patent is based on a patent application having a filing date earlier than the application which formed the basis for the Salk patent. Sublicense Rights under this patent are included in the rights granted by the Company to its Fiblast(-Registered Trademark-) licensees, Kaken and Chiron.

    VEGF(121). VEGF is a highly specific mitogen for vascular endothelial cells. Seven isoforms of human VEGF ("hVEGF") are known, having 121, 145, 148, 165, 183, 189 and 206 amino acids, respectively. Scios believes it was the first to identify, clone and produce by recombinant DNA technology the 121 amino acid form of hVEGF (hVEGF(121)). hVEGF(121) is the only human VEGF isoform known not to bind to heparin. Scios owns two U.S. patents issued in 1993 covering hVEGF(121), and in 1996 received a European patent covering this VEGF isoform. Patent applications are pending in Canada and Japan. Other companies and institutions, including Genentech, Monsanto, and the Regents of the University of California, hold patents and pending patent applications claiming various isoforms of hVEGF and certain VEGF variants.

    TRADEMARKS. Natrecor(-Registered Trademark-), Fiblast(-Registered Trademark-) and Auriculin(-Registered Trademark-) are registered trademarks of Scios. Paxil(-Registered Trademark-), Eskalith(-Registered Trademark-), Eskalith CR(-Registered Trademark-), Thorazine(-Registered Trademark-), Stelazine(-Registered Trademark- ) and Parnate(-Registered Trademark-) are registered trademarks of SB. Risperdal(-Registered Trademark-) is the registered trademark of Janssen. Haldol(-Registered Trademark-) is a registered trademark of Ortho-McNeil Pharmaceutical, Inc. Effexor(-Registered Trademark-) is a registered trademark of American Home Products Inc. Gliadel(-Registered Trademark-) is the registered trademark of Guilford. Triage(-Registered Trademark- ) is a registered trademark of Biosite Diagnostics Incorporated.

COMPETITION

    Competition is intense in the development of pharmaceutical products. There are numerous companies and academic research groups throughout the world engaged in similar research and development. Some of the Company's competitors, including some of its licensees, are working on products similar to those being developed by Scios. Many of these companies have substantially greater financial, marketing and human resources than Scios. In the case of Natrecor(-Registered Trademark-), a number of products are already clinically accepted for the short-term management of CHF. Hence, the Company will need to demonstrate positive low cost clinical benefits compared to the existing products and an ability to continue to produce Natrecor(-Registered Trademark-) cost-effectively in order to successfully introduce Natrecor(-Registered Trademark-) into this competitive market.

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

GOVERNMENT REGULATION

    The industry in which the Company participates--the development and marketing of pharmaceutical products--is heavily regulated. As is true for all companies developing pharmaceuticals, the Company's research and development activities and the production and marketing of its products are subject to extensive regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. This regulation is a significant factor in the production and marketing of the products resulting from Scios' research and development activities. Testing, production and marketing of pharmaceutical products for human use require approval of the FDA and comparable authorities in other countries. Over the next several years, Scios expects to expend substantial resources to meet these requirements for the products it is developing. See "Business--Product Development Activities and Risks."

    The procedure for seeking and obtaining the required governmental approvals for a new product involves many steps, beginning with animal testing to determine safety and potential toxicity. In addition, extensive human clinical testing is required to demonstrate the efficacy, optimal dose and safety of each product. The time and expense required to perform clinical testing can far exceed the time and expense of developing the product prior to clinical testing. Whether undertaken by the Company or its commercial partners, the process of seeking and obtaining these approvals for a new product is likely to take a number of years and involves the expenditure of substantial resources. In addition, there can be no assurance that any of the Company's products will receive the necessary approvals on a timely basis, if at all. The regulatory environment is constantly evolving and one of the demands on companies in the pharmaceutical industry is to take account of and anticipate these changes in order to minimize negative impact on the Company or its product development timelines. As a developer of pharmaceutical products, the Company and its commercial partners must also deal with differences in the regulatory requirements of different countries. Although there is an effort at greater harmonization of regulatory standards, differences still impact whether and in what time frame a product may be approved in a particular country, if at all. Because of these differences between countries, approval in one country does not assure approval in another.

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

    FDA regulations require that any drug to be tested in humans must be manufactured according to current Good Manufacturing Practices ("cGMPs"). The cGMPs set certain minimum requirements for procedures, record-keeping and the physical characteristics of the facilities used in the production of these drugs. In addition, various foreign and United States federal, state and local laws and regulations relating to safe working conditions, laboratory practices, the experimental use of animals, and the storage, use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research and manufacturing work are or may be applicable to such activities. They include, among others, the United States Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, national restrictions on technology transfer, import, export and customs regulations, and other present and possible future foreign, federal, state and local regulations. Although the Company believes that its safety procedures for handling and disposing of hazardous materials comply with prescribed regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. The Company may also incur substantial costs to comply with environmental regulations if the Company develops additional manufacturing capacity or otherwise changes its operations. Furthermore, the Company employs third-party contractors that it believes to be reliable to perform certain work in connection with the disposal of hazardous materials generated in the Company's research in compliance with applicable laws, but it cannot ensure their compliance. Notwithstanding such reliance, the Company may remain responsible for the materials and the actions of its contractors related to such materials. From time to time, the Company has been notified that certain of its contractors may not have disposed of such materials in full compliance with applicable laws and that the Company may be required to contribute to the cost of environmental clean-up efforts. See Item 3 below and Note 11 of Notes to Consolidated Financial Statements.

EMPLOYEES

    The Company had 180 full-time employees as of December 31, 1999 (of which 132 were engaged in research, product and clinical development) and 90 field sales representatives.

ITEM 2. PROPERTIES

    In September 1999, the Company consolidated all of its operations in Sunnyvale, California. The Company has leased a 52,000 square foot building in Sunnyvale, California since 1995 in which the Company's discovery research group is located. In 1999, the Company built out the remaining space in the Sunnyvale facility to consolidate all of its research and development laboratories and headquarter offices in one building. In 1999, the Company also leased a neighboring 33,400 square foot office building to house certain of its employees. The Company's annual lease payments for the Sunnyvale facilities are approximately $1,543,000. The Company expended approximately $5.0 million in capital expenditures in 1999 and anticipates spending approximately $1.0 million in capital expenditures in 2000.

    In August 1999, the Company completed the sale of the buildings the Company had occupied in Mountain View, California for net proceeds of approximately $19.2 million. The sale of the Mountain View facility was part of the Restructuring Plan announced by the Company in March 1999. The Company leased these facilities back for approximately 6 months as it phased into its Sunnyvale locations.

    In May, 1999, the Company also sold the administrative and laboratory building in Baltimore, Maryland originally owned by Nova Pharmaceutical Corporation.

ITEM 3. LEGAL PROCEEDINGS

    In November 1995, the Company was notified by the United States Environmental Protection Agency ("EPA") that it may have a liability in connection with the clean-up of a toxic waste site arising out of the alleged disposal of hazardous substances by a subcontractor of Nova Pharmaceutical Corporation, which was acquired by the Company in 1992. The Company has accepted a settlement agreement proposed by the EPA under which the Company has agreed to contribute $90,000 to clean-up costs. This amount has been accrued at December 31, 1999 and is expected to be paid in 2000.

    The Company is also involved in certain legal proceedings related to patents and patent application covering its products. See "Business--Patents and Proprietary Rights."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                   MANAGEMENT

EXECUTIVE OFFICERS

    The executive officers of the Company and their ages at January 11, 2000 are as follows:

NAME                                               AGE                         POSITION
----                                             --------   -----------------------------------------------
Richard B. Brewer..............................     48      President and Chief Executive Officer

Elliott B. Grossbard, M.D......................     52      Senior Vice President, Development

John H. Newman.................................     49      Senior Vice President, General Counsel and
                                                            Secretary

Lauretta C. Cesario............................     53      Vice President, Human Resources

Jack Cohen, Ph.D...............................     62      Vice President, Quality and Product Development

Barbara Cordell, Ph.D..........................     53      Vice President, Alzheimer's Research

Thomas L. Feldman..............................     49      Vice President, Sales and Marketing

David W. Gryska................................     43      Vice President, Finance and Chief Financial
                                                            Officer

John A. Lewicki, Ph.D..........................     48      Vice President, Research

George F. Schreiner, M.D., Ph.D................     50      Vice President, Cardiorenal Research

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

    Dr. Grossbard joined Scios in 1991 as Vice President of Medical and Regulatory Affairs and became Senior Vice President in 1996. Immediately prior to joining Scios, he was Vice President of Medical Affairs for HemaGen/PFC, a privately-held company developing perfluorocarbon products for oxygen transport and as blood substitutes. From 1982 to 1990, he was Associate Director and later Director of Clinical Research for Genentech, Inc., in charge of the clinical development of Alteplase(-Registered Trademark-) (TPA). From 1978 to 1980, as an Assistant Attending Physician at Memorial Hospital and Assistant Professor of Medicine at Cornell Medical School, he helped to establish the Bone Marrow Transplant Service at Memorial Hospital. He received his M.D. from the Columbia College of Physicians and Surgeons in 1973, trained in internal medicine at Massachusetts General Hospital in Boston and received subspecialty training in hematology at the Columbia-Presbyterian Medical Center and the Memorial Sloan-Kettering Cancer Center in New York.

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

    Ms. Cesario joined Scios in 1997 as Director, Human Resources. She became Vice President, Human Resources in 1998. Prior to joining the Company,
Ms. Cesario was Director, Human Resources at Silicon Graphics, Inc. from 1995 to 1997, Director, Human Resources at National Semiconductor from 1994 to 1995 and Group Director, Human Resources at Syntex Corporation from 1983 to 1994.

    Dr. Cohen joined Scios in 1992, as Vice President, Quality, and became Vice President, Quality & Regulatory in 1997, and Vice President, Quality and Product Development in 1999. He was with Syntex Corporation from 1965 to 1992, starting in Research in the Institute of Pharmaceutical Sciences. During the latter half of his career at Syntex, he was Vice President, Quality Assurance, for Syntex Laboratories. His education includes a B.S. in Pharmacy from Columbia University, and a M.S. and Ph.D. in Pharmaceutics and Analytical Chemistry from the University of Iowa.

    Dr. Cordell joined Scios in 1983 as a Founding Senior Scientist. She was promoted to a Vice President, Research position in 1985. Dr. Cordell has headed Scios' Alzheimer's research program for the past twelve years and was promoted to Vice President, Alzheimer's Research in 1996. Prior to joining Scios,
Dr. Cordell served on the faculty of Harvard Medical School. Dr. Cordell received her Ph.D. from Indiana University in 1973.

    Mr. Feldman joined Scios in January 1995 as Vice President of Commercial Operations and in 1999 his title was changed to Vice President, Sales and Marketing. Prior to joining the Company, Mr. Feldman was responsible for sales and marketing activities in two pharmaceutical companies affiliated with Johnson & Johnson. From 1993 through 1994, Mr. Feldman was National Sales Manager at Ortho Pharmaceutical Corporation. From 1973 to 1993, Mr. Feldman held various sales and marketing positions at McNeil Pharmaceutical, where he most recently served as National Sales Manager from 1990 to 1993.

    Mr. Gryska joined Scios in December 1998 as Vice President of Finance and Chief Financial Officer. Prior to joining Scios, Mr. Gryska was Vice President, Finance and Chief Financial Officer of Cardiac Pathways Corporation since 1993. Mr. Gryska was with Ernst & Young LLP from 1982 to September 1993 and as a partner since 1989.

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

    Dr. Schreiner joined Scios in 1997 as Vice President, Cardiorenal Research. Dr. Schreiner is responsible for directing the disease-based research program focusing on congestive heart failure and progressive renal failure. Prior to joining Scios, Dr. Schreiner served on the faculties of Harvard Medical School and Washington University School of Medicine and then joined CV Therapeutics, Inc. as Vice President, Medical Science and Preclinical Research. Dr. Schreiner obtained a M.D. from Harvard Medical School and a Ph.D. in immunology from Harvard University in 1977.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market System under the symbol SCIO. The table below sets forth the high and low sales prices as reported by Nasdaq for the Common Stock during the last two fiscal years. Prices represent quotations among dealers without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions. No cash dividends have been paid on Common Stock, and the Company does not anticipate paying cash dividends in the foreseeable future. As of December 31, 1999, there were approximately 4,663 stockholders of record of the Company's Common Stock.

                                                                               COMMON STOCK
                                                            --------------------------------------------------
                                                                    FY 1999                   FY 1998
                                                            -----------------------   ------------------------
                                                               HIGH          LOW          HIGH          LOW
                                                            -----------   ---------   ------------   ---------
Q1........................................................  12- 1/2       8- 1/8      13- 5/8        8- 1/8
Q2........................................................   9- 5/16      2- 7/8      13- 1/4         8
Q3........................................................   5- 1/4       3- 1/4       9- 1/8        4- 1/8
Q4........................................................   5- 5/32      3- 3/8      10- 13/16      3- 1/2
Year......................................................  12- 1/2       2- 7/8      13- 5/8        3- 1/2

ITEM 6. SELECTED FINANCIAL DATA

                                                                  YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1999       1998       1997       1996       1995
                                                    --------   --------   --------   --------   --------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues..........................................  $ 60,787   $ 73,715   $ 47,429   $ 64,223   $ 49,187
Loss from operations..............................   (24,333)   (11,911)   (39,737)   (22,020)   (28,175)
Other income......................................     4,283     11,122      2,254      4,497      5,049
Net loss..........................................   (20,064)    (2,363)   (38,667)   (18,403)   (26,382)
Net loss per common share and per common share
  assuming dilution...............................     (0.53)     (0.06)     (1.07)     (0.51)     (0.74)
Cash and securities...............................   100,712     97,311     64,700     62,170     87,069
Working capital...................................     1,706      8,083      4,524     (5,838)    11,642
Total assets......................................   118,272    138,829    116,871    113,961    131,550
Long-term obligations.............................    42,866     34,573     31,919        426      1,082
Stockholders' equity..............................    42,787     74,926     60,142     93,628    109,394
Employees at year end.............................       180        279        258        256        216
Field sales representatives.......................        90         98         92         79         85

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS ABOUT PLANS, OBJECTIVES AND FUTURE RESULTS OF SCIOS INC. (THE "COMPANY"). THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE CURRENT EXPECTATIONS OF THE COMPANY, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THIS INFORMATION. REALIZATION OF THESE PLANS AND RESULTS INVOLVES RISKS AND UNCERTAINTIES, AND THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN THIS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

OPERATING RESULTS (1999, 1998 AND 1997)

    Total revenues for the Company were $60.8 million in 1999, $73.7 million in 1998 and $47.4 million in 1997. The revenue decline from 1998 to 1999 and increase from 1997 to 1998 was principally due to changes in the level of research and development contract revenues.

    Revenue from product sales of certain psychiatric products ("SB Products") under license from SmithKline Beecham Corporation ("SB") was $33.8 million, $29.1 million and $35.2 million in 1999, 1998 and 1997, respectively. The product sales increase of 16% from 1998 to 1999 was mainly attributed to improved customer targeting and new marketing programs. Product sales declined 17% from 1997 to 1998 due to competition from generic drugs and new competing products.

    Co-promotion commissions were $8.6 million, $6.5 million, and $5.8 million in 1999, 1998 and 1997, respectively. In 1999 and 1998, the Company received co-promotion commissions under agreements with SB for the co-promotion of its drug Paxil(-Registered Trademark-) (paroxetine HCl) ("Paxil(-Registered Trademark-)") for the treatment of depression, panic disorder, social anxiety disorder and obsessive-compulsive disorder and with Janssen Pharmaceutica Inc. ("Janssen") for the co-promotion of its anti-psychotic drug Risperdal(-Registered Trademark-) (risperidone) ("Risperdal(-Registered Trademark-)"). In 1998 and 1997 the Company received co-promotion commissions under agreements with Ortho-McNeil Pharmaceutical ("Ortho-McNeil"), an affiliate of Johnson & Johnson, for the co-promotion of the psychiatric product Haldol(-Registered Trademark-) Decanoate ("Haldol(-Registered Trademark-)"), and with Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), a division of American Home Products Corporation, for the co-promotion of its psychiatric product Effexor(-Registered Trademark-) (venlafaxine HCl) ("Effexor(-Registered Trademark-)"). In April 1998, the respective agreements with Ortho-McNeil and Wyeth-Ayerst to co-promote Haldol(-Registered Trademark-) and Effexor(-Registered Trademark-) were terminated by mutual agreement. Co-promotion commissions increased from 1998 to 1999 and from 1997 to 1998 due to the changes in the product lines promoted by the Company and to better terms under the new agreements.

    Revenue from research and development contracts was $18.4 million in 1999, $38.1 million in 1998, and $6.4 million in 1997. The decrease in revenue from 1998 to 1999 was mainly due to $20.0 million received from Bayer AG ("Bayer") in 1998 for commercialization of Natrecor(-Registered Trademark-) (nesiritide). The agreement was dissolved in May 1999 after non-approval of the drug by the FDA. The increase in revenue from 1997 to 1998 was primarily due to: receipt of the Bayer $20.0 million payment and $4.5 million from Bayer in additional development funding; milestone payments of $5.0 million from Novo Nordisk A/S for development of GLP-1; and additional contract funding from Eli Lilly and Company ("Lilly") and DuPont Pharmaceuticals Company ("DuPont") for the Company's Alzheimer's research program. Revenues from Chiron Corporation ("Chiron") for rights to Fiblast(-Registered Trademark-) accounted for 27% of contract revenues in 1999. Revenue from Bayer accounted for 11% of contract revenue in 1999 and 64% in 1998. Novo Nordisk accounted for 22% and 13% of contract revenues in 1999 and 1998, respectively. Revenues from Lilly for the Company's Alzheimer's research program comprised 20% of 1999, 8% of 1998 and 28% of 1997 contract revenue. Revenues from the collaboration with Hoechst Marion Roussel to study Alzheimer's disease comprised approximately 3% and 16% of contract revenue in 1998 and 1997, respectively; this collaboration was terminated by mutual agreement in 1997. Revenues under the collaboration with Kaken Pharmaceutical Co., Ltd. ("Kaken") to develop Fiblast(-Registered Trademark-) in Japan for the treatment of dermal ulcers, were less than 1% in 1999, 2% and 3% of contract revenue in 1998 and 1997, respectively.

    Cost of goods sold for the SB Products was $18.5 million, $16.6 million and $20.2 million in 1999, 1998 and 1997, respectively. The 1999 increase in cost of goods is due to the increase in product sales. The decline from 1997 to 1998 was principally the result of lower unit sales. Gross margins were 45% in 1999 compared to 43% in 1998 and 1997. Future changes in gross margins will be principally dependent upon the effects of price increases, competition in the marketplace and changes in the product lines.

    Research and development expenses were $34.3 million in 1999, $46.6 million in 1998 and $41.9 million in 1997. The decrease in spending in 1999 was primarily due to the corporate restructuring that included layoff of personnel and closure of the manufacturing facility. The increase from 1997 to 1998 was the result of higher staffing levels, greater expenses for the purchase of drug supply to support further development of the Company's lead products, and increased clinical trials expenses.

    Marketing, general and administrative expenses were $21.0 million in 1999, $19.4 million in 1998 and $20.7 million in 1997. The increase from 1998 to 1999 is mainly the result of increased outside consulting fees related to marketing of Natrecor(-Registered Trademark-), the corporate reorganization and product licensing. The decreased spending from 1997 to 1998 was mainly due to lower depreciation expenses.

    The profit distribution to third parties of $4.9 million, $3.1 million and $4.4 million in 1999, 1998 and 1997, respectively, represents SB's share of the net profits from sales of the SB Products. The increase in 1999 and the decrease from 1997 to 1998 were principally due to changing product sales levels.

    On March 1, 1999, the Company announced a $6.4 million restructuring plan that included reduction of the Company's full-time workforce by approximately 30% or 80 employees and the consolidation of its headquarters, development and research staff into leased facilities in Sunnyvale, California. After the manufacture of the amount of Fiblast(-Registered Trademark-) required for delivery under its contract with Kaken, the Company discontinued using its manufacturing facility due to its low capacity and high operating expenses and the ready availability of third party recombinant protein manufacturing capacity. In the second half of 1999, the Company sold the Mountain View facility. A portion of the Mountain View facility will continue to be leased back through April 2000 to fulfill the Company's obligation to Kaken associated with their drug approval application for Fiblast(-Registered Trademark-) in Japan. The restructuring and consolidation is expected to create improved management and operational synergies and save approximately $14.0 million annually.

    Other income was $4.3 million in 1999, $11.1 million in 1998 and $2.3 million in 1997. The decrease from 1998 to 1999 was mainly due to a reduction in realized gains on the sale of securities in Guilford Pharmaceuticals Inc. ("Guilford") and increase in royalty expense to the Biotechnology Research Partners on licensing of FGF to Chiron. The increase from 1997 to 1998 was due to the gain on the sale of the Company's entire interest in its subsidiary Karo Bio AB, 70,000 shares of the common stock of Guilford, and other marketable securities in the Company's portfolio.

    The Company had $1.3 million in equity in net loss of affiliate in both 1998 and 1997 which was the result of Guilford's losses in those respective years. The Company's ownership in Guilford declined from 62% in May 1994 to 7% at December 31, 1998 as a result of Guilford's public stock offerings and the sales of Guilford stock by the Company. In the fourth quarter of 1998, the Company reclassified the Company's investment in Guilford's stock to marketable securities. In 1999 the Company sold its entire holdings of Guilford stock. From June of 1994, the date of Guilford's initial public stock offering, until the fourth quarter of 1998, the Company used the equity method of accounting for its investment in Guilford. Prior to the public stock offering, the financial results of Guilford were consolidated with those of the Company.

OUTLOOK AND RISKS

    The Company is striving to achieve profitability in the next several years. The ability of the Company to achieve sustainable profitability depends principally upon the success of the Company in achieving regulatory approvals and generating sales from Natrecor(-Registered Trademark-). Profitability will also depend on the Company's ability to generate additional revenues through the development and commercialization of its products such as Natrecor(-Registered Trademark-) and p38 kinase inhibitor either through its own efforts or in collaboration with partners. The Company expects to continue to generate revenue from the sale and co-promotion of the psychiatric drugs it currently sells, or of other third party product rights which it may acquire as additions to or replacements for existing products. In addition, the Company expects to continue to rely on outside partners to fund certain research activities such as its ongoing Alzheimer's research program. Such funding will depend, in part, upon priorities set by the sponsors in relation to the sponsor's other product opportunities and their assessment of the continued benefit of sponsoring a particular program at the Company.

    As a result of closing its manufacturing facility, the Company is wholly dependent upon third party suppliers for the manufacture of drugs for sale and is evaluating additional supply sources for its other products in development. Before closing its manufacturing facility, the Company produced all of the Fiblast(-Registered Trademark-) drug supply necessary to fulfill its contractual agreement with Kaken. Although the Company does not currently foresee a supply problem, future product supply and the Company's profitability could be affected by events at these suppliers over which the Company has limited control. Profitability may also be affected by any merger or acquisition activity undertaken by the Company to expand its portfolio of drugs in development.

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

    Sales of the SB Products, in total, are likely to continue to decline during the next few years because of continuing or new competition from generic products or new market entrants. The Company hopes to offset any such decrease with payments received for the co-promotion of other third party products such as Risperdal(-Registered Trademark-) and Paxil(-Registered Trademark-) that are currently being co-promoted. Factors influencing the availability of additional products on terms favorable to the Company include the ability of the Company to demonstrate success under its current agreements and the willingness of other companies to enter into such agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

    Combined cash, cash equivalents and marketable securities (both current and non-current) totaled $100.7 million at December 31, 1999, an increase of $3.4 million from December 31, 1998. The increase was mainly attributable to favorable investing activities that included the sale of the Mountain View facilities and the sale of Guilford stock. The Company also received $12.5 million in licensing fees and a forgivable loan from Chiron in 1999. The increases were partially offset by $5.0 million used for property and equipment purchases and $1.0 million used in repurchases of the Company's stock in the public market. In addition, in 1999 the Company entered into a $4.0 million equipment operating lease line that expires December 31, 2001. At December 31, 1999 approximately $612,000 had been drawn against the line.

    In November 1995, the Company authorized the expenditure of up to $6.0 million for the repurchase of shares of the Company's common stock. In October 1998 the Company increased the amount by an additional $5.0 million. As of December 31, 1999, the Company had purchased 1,563,000 shares at an aggregate price of $7.3 million since the inception of the repurchase program. The Company purchased 206,500 treasury stock shares for $1.0 million in 1999 and 327,000 shares for $1.5 million in 1998.

    To date, the Company's operations and capital requirements have been financed primarily from the proceeds of public and private sales of common stock, research and development partnerships, collaborative agreements with pharmaceutical firms, product sales, equipment lease financing and investment income. The Company's net operating losses and credit carryforwards will provide an additional source of liquidity only to the extent that profitable operations are achieved prior to the expiration of carryforward periods. The utilization of losses generated through the date of the 1992 merger with Nova Pharmaceutical Corporation will be subject to annual limitations.

OUTLOOK AND RISKS FOR LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash, cash equivalents and marketable securities of approximately $100.7 million at December 31, 1999, together with revenues from product sales, royalties, collaborative agreements, equipment lease financing and interest income, will be used to fund new and continuing research and development programs, expand clinical trials for its products under development and for other general purposes. The Company believes its cash resources will be sufficient to meet its capital requirements for the next several years. Key factors that will affect future cash use and the timing of the Company's need to seek additional financing include the Company's decision concerning the degree to which it will incur expenses to launch its products following the necessary regulatory approvals, the results of the Company's partnering efforts and the timing and amounts realized from licensing and partnering activities, the rate of spending required to develop the Company's products and respond to changing business conditions and the net contribution produced by the Psychiatric Sales and Marketing Division from co-promoting and marketing products for third parties.

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

IMPACT OF YEAR 2000

    The Year 2000 Issue was the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    In 1999 the Company formulated a plan to resolve the Year 2000 Issue that included the following four phases: assessment, remediation, testing and implementation. The Company's assessment indicated that most of the Company's significant information technology systems were Year 2000 compliant. The assessment indicated, however, that certain systems were at risk. Affected systems included chromatography, clinical case report forms tracking and statistical analysis software. The Company remediated or replaced the equipment at risk, tested and then implemented the equipment. The Company queried its important suppliers and contractors (external agents) regarding their year 2000 remediation activities and developed a contingency plan for both external and internal sources of non-compliance. The Company incurred approximately $85,000 in expenses for all phases of the Year 2000 project.

    As of February 3, 2000, the Company has had no significant Year 2000 issues from either internal or external sources. However, not all external vendors or all systems have been used at this date and future problems could develop.

FINANCIAL RISK MANAGEMENT

    The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments, interest expense on notes and foreign currency fluctuations. In the normal course of business, the Company employs established policies and procedures to manage its exposures to fluctuations in interest rates and foreign currency values.

    The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio and its long-term debt instruments. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer and does not use derivative financial instruments in its investment portfolio. The Company maintains an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. These securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders' equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently the Company does not hedge these interest rate exposures. In addition, the interest rates on the Company's long term debt instruments are tied to the prime rate and therefore subject to fluctuations.

    The Company's exposure to foreign currency fluctuations is currently limited to its supply contract for Natrecor(-Registered Trademark-), which is denominated in German marks. Changes in the exchange rate between German marks and the U.S. dollar could adversely affect the Company's manufacturing costs. All of the Company's other contracts are denominated in U.S. dollars. Exposure to foreign currency exchange rate risk may change over time as the business evolves and the Company's products are introduced into international markets. Currently, the Company does not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses.

    RECENT PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 will be effective for fiscal years beginning in 2000. The Company does not currently hold derivative instruments or engage in hedging activities.

    In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 requires that license and other upfront fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company has not yet determined the impact of its implementation on the reporting of the Company's contract revenue.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Financial Statements appearing on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    IDENTIFICATION OF DIRECTORS. The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Election of Directors" of the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

    IDENTIFICATION OF EXECUTIVE OFFICERS.  See page 18 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Executive Compensation" and "Stock Option Grants and Exercises" of the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Security Ownership of Management and Principal Stockholders" of the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Certain Relationships and Transactions" of the Company's definitive Proxy Statement for the 2000 Annual Meeting of the Stockholders.

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

       (3) EXHIBITS. See Exhibit Index at page 27 of this Form 10-K.

    (b) REPORTS ON FORM 8-K. None.

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                                                         REFERENCE
---------------------                                                                 ---------
         3.1            Certificate of Incorporation................................     Q

         3.2            Bylaws......................................................     J

        10.1            Biotechnology Research Partners, Ltd. Agreement of Limited
                        Partnership dated October 29, 1982; Development Contract,
                        Technology License Agreement and Joint Venture Agreement
                        between Biotechnology Research Partners, Ltd. and the
                        Registrant dated December 29, 1982; Promissory Note dated
                        December 29, 1982; and Memorandum of Understanding between
                        Battery Park Credit Company and Biotechnology Research
                        Partners, Ltd. dated December 28, 1982......................     A

        10.2*           1983 Incentive Stock Option Plan, as amended, and form of
                        Stock Option Agreement, Promissory Note and Pledge
                        Agreement...................................................     E

        10.3            Common Stock Purchase Agreement dated April 15, 1985 between
                        the Registrant and American Home Products Corporation.......     B

        10.5*           1986 Supplemental Stock Option Plan, as amended, and form of
                        Stock Option Agreement, Promissory Note and Pledge
                        Agreement...................................................     E

        10.6            Rights Exercise Agreement between the Registrant and
                        American Home Products Corporation dated February 28, 1986
                        and Letter of March 26 and May 16, 1986.....................     B

        10.9            Rights Agreement dated as of June 18, 1990 between the
                        Registrant and The First National Bank of Boston............     F

        10.11*          1992 Equity Incentive Plan..................................     H

        10.18           Form of Purchase Option Agreement between each of the
                        limited partners of Nova Technology Limited Partnership and
                        Nova........................................................     I

        10.19*          Nonemployee Director Stock Option Plan......................     G

        10.27           Purchase Agreement dated as of July 29, 1988 between Nova
                        and SKB Properties, Ltd.....................................     M

        10.29           CNS Psychiatric Products Agreement dated June 30, 1990
                        between SmithKline Beecham Corporation and Nova.............     N

        10.32           Collaboration Agreement dated December 30, 1994 between the
                        Registrant and Genentech, Inc...............................     Q

        10.33           Preferred Stock Purchase Agreement dated December 30, 1994
                        between the Registrant and Genentech, Inc...................     Q

        10.34           Note Agreement dated December 30, 1994 between the               Q
                        Registrant and Genentech, Inc.
                        (See Exhibit Number 10.41 below amending the Note
                        Agreement)..................................................

        10.35           Assignment of Lease dated March 22, 1995 for premises
                        located at 820 West Maude Avenue, Sunnyvale, California.....     R

        10.38*          Employment Letter dated September 8, 1998 between the
                        Registrant and Richard B. Brewer............................     T

        10.39           Purchase and Sale Agreement and Joint Escrow Instructions
                        (Mountain View Real Estate Sale) dated May 24, 1999 between
                        Alexandria Real Estate Equities, Inc. and Registrant's
                        wholly owned Subsidiary Bio-Shore Holdings, Ltd. Portions of the exhibit have been omitted pursuant to a request for
                        confidential treatment......................................     U

        10.40           Biotech Equipment Schedule No. 003 dated September 17, 1999 to Master Lease Agreement dated as of July 16, 1993 between
                        the Registrant and General Electric Capital Corporation.....     V

       EXHIBIT
       NUMBER                                                                         REFERENCE
---------------------                                                                 ---------
        10.41           First Amendment to Note Agreement and Preferred Stock dated
                        November 3, 1999 between the Registrant and Genentech, Inc.
                        (See Exhibit 10.34 above)...................................     V

        10.42           Promissory Note dated December 27, 1999 by the Registrant to
                        Chiron Corporation..........................................     V

        10.43*          Change of Control Severance Plans with Employees, Officers
                        and Chief Executive Officer.................................     W

        21.2            Subsidiaries of the Registrant..............................     V

        23.1            Consent of PricewaterhouseCoopers LLP.......................     V

        24.1            Powers of Attorney. Reference is made to page 25.

------------------------

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

T Filed as an exhibit to Annual Report on Form 10-K for fiscal year 1998 and incorporated herein by reference.

U  Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended
    September 30, 1999 and incorporated herein by reference.

V  Filed as exhibits herewith.

W Filed as exhibits to Report on Form 8-K dated January 24, 2000 and incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SCIOS INC.

Date: February 7, 2000                                 By:                 /s/ RICHARD B. BREWER
                                                            ---------------------------------------------------
                                                                             Richard B. Brewer
                                                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard B. Brewer his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

               SIGNATURE                                       TITLE                          DATE
               ---------                                       -----                          ----
         /s/ RICHARD B. BREWER                President and Chief Executive Officer
---------------------------------------       (Principal Executive Officer)
           Richard B. Brewer                                                            February 7, 2000

          /s/ DAVID W. GRYSKA                 Chief Financial Officer
---------------------------------------       (Principal Accounting Officer)
            David W. Gryska                                                             February 7, 2000

           /s/ DONALD B. RICE                 Chairman of the Board
---------------------------------------
         Donald B. Rice, Ph.D.                                                          February 7, 2000

         /s/ SAMUEL H. ARMACOST               Director
---------------------------------------
           Samuel H. Armacost                                                           February 7, 2000

           /s/ MYRON DU BAIN                  Director
---------------------------------------
             Myron Du Bain                                                              February 7, 2000

      /s/ CHARLES A. SANDERS, M.D.            Director
---------------------------------------
        Charles A. Sanders, M.D.                                                        February 7, 2000

      /s/ SOLOMON H. SNYDER, M.D.             Director
---------------------------------------
        Solomon H. Snyder, M.D.                                                         February 7, 2000

       /s/ BURTON E. SOBEL, M.D.              Director
---------------------------------------
         Burton E. Sobel, M.D.                                                          February 7, 2000

           /s/ EUGENE L. STEP                 Director
---------------------------------------
             Eugene L. Step                                                             February 7, 2000

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants...........................    F-2

Consolidated Balance Sheets at December 31, 1999 and
  December 31, 1998.........................................    F-3

Consolidated Statements of Operations and Comprehensive
  Income (Loss) for the years ended December 31, 1999, 1998
  and 1997..................................................    F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................    F-5

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998, and 1997.............    F-6

Notes to Consolidated Financial Statements..................    F-7

Financial Statement Schedules
(Omitted because they are not required, are not applicable, or the information is included in the consolidated financials statements or notes thereto.)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Scios Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss) and statements of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Scios Inc. and it subsidiaries at December 31, 1999 and 1998, and the results of their operations and comprehensive income (loss) and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California
January 31, 2000

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  11,582   $   6,683
  Marketable securities.....................................     18,776      23,394
  Accounts receivable.......................................      3,068       6,768
  Prepaid expenses..........................................        899         568
                                                              ---------   ---------
    Total current assets....................................     34,325      37,413
Marketable securities, non-current..........................     70,354      67,234
Property and equipment, net.................................     11,534      32,214
Other assets................................................      2,059       1,968
                                                              ---------   ---------
TOTAL ASSETS................................................  $ 118,272   $ 138,829
                                                              =========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   1,572   $   2,327
  Other accrued liabilities.................................     11,157      10,107
  Deferred contract revenue.................................     17,890      16,896
  Current portion of long term debt.........................      2,000          --
                                                              ---------   ---------
    Total current liabilities...............................     32,619      29,330
Long-term debt..............................................     42,866      34,573
                                                              ---------   ---------
    Total liabilities.......................................     75,485      63,903
                                                              ---------   ---------
Commitments and contingencies (Notes 10, 11 and 12)
Stockholders' equity:
  Preferred stock; $.001 par value; 20,000,000 shares
    authorized; none issued and outstanding.................         --          --
  Common stock; $.001 par value; 150,000,000 shares
    authorized; issued and outstanding 38,468,652 and
    38,468,652 shares, respectively.........................         38          38
  Additional paid-in capital................................    416,600     416,428
  Treasury stock; 735,036 and 754,199 shares,
    respectively............................................     (3,458)     (3,481)
  Notes receivable from stockholders........................       (108)       (145)
  Deferred compensation, net................................       (340)       (505)
  Accumulated other comprehensive income (loss).............     (1,060)     11,412
  Accumulated deficit.......................................   (368,885)   (348,821)
                                                              ---------   ---------
    Total stockholders' equity..............................     42,787      74,926
                                                              ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $ 118,272   $ 138,829
                                                              =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)

                                                                          YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                   1999             1998             1997
                                                              --------------   --------------   --------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
Revenues:
  Product sales.............................................   $    33,824      $    29,101      $    35,193
  Co-promotion commissions..................................         8,561            6,513            5,822
  Research & development contracts..........................        18,402           38,101            6,414
                                                               -----------      -----------      -----------
                                                                    60,787           73,715           47,429
                                                               -----------      -----------      -----------
Costs and expenses:
  Cost of goods sold........................................        18,470           16,606           20,179
  Research and development..................................        34,305           46,637           41,907
  Marketing, general and administration.....................        21,044           19,407           20,720
  Profit distribution to third parties......................         4,901            3,056            4,360
  Restructuring charges.....................................         6,400               --               --
                                                               -----------      -----------      -----------
                                                                    85,120           85,706           87,166
                                                               -----------      -----------      -----------
Loss from operations........................................       (24,333)         (11,991)         (39,737)
Other income (expense):
  Investment income.........................................         4,828            4,154            3,966
  Interest expense..........................................        (2,793)          (2,685)          (2,229)
  Realized gains on securities..............................         4,933            9,003               --
  Other income (expense)....................................        (2,685)             630              594
                                                               -----------      -----------      -----------
                                                                     4,283           11,102            2,331
Equity in net loss of affiliate.............................            --           (1,343)          (1,261)
                                                               -----------      -----------      -----------
Loss before provision for income taxes......................       (20,050)          (2,232)         (38,667)
Provision for income taxes..................................           (14)            (131)              --
                                                               -----------      -----------      -----------
  Net Loss..................................................       (20,064)          (2,363)         (38,667)
                                                               -----------      -----------      -----------
Other comprehensive income (loss):
  Change in unrealized gains (losses) on securities.........       (12,472)          11,124              358
                                                               -----------      -----------      -----------
Comprehensive income (loss).................................   $   (32,536)     $     8,761      $   (38,309)
                                                               -----------      -----------      -----------
Loss per common share:
  Basic and diluted.........................................   $     (0.53)     $     (0.06)     $     (1.07)
                                                               ===========      ===========      ===========
Weighted average number of common shares outstanding used in calculation of:
  Basic and diluted.........................................    37,730,048       37,694,358       36,105,797
                                                               ===========      ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $ (20,064)  $  (2,363)  $ (38,667)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................      3,473       3,845       5,740
    Accrued interest payable................................      2,793       2,577       1,919
    Loss on disposal of property and equipment..............        429          --          --
    Equity in net loss of affiliate.........................         --       1,343       1,261
    Amortization of deferred compensation...................        317          92          --
    Change in assets and liabilities:
      Accounts receivable...................................      3,700      (1,553)       (407)
      Accounts payable......................................       (754)        642        (822)
      Other accrued liabilities.............................         (2)       (950)      1,046
      Deferred contract revenue.............................        994       5,244       7,986
      Restructuring charges.................................      1,052          --          --
      Other.................................................       (422)        168         370
                                                              ---------   ---------   ---------
        Net cash provided by (used in) operating
          activities........................................     (8,484)      9,045     (21,574)
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (4,975)     (2,476)     (2,490)
  Proceeds from sale of investment in affiliate.............         --         459          90
  Proceeds from sale of facilities..........................     21,754          --           6
  Sales/maturities of marketable securities.................    105,240     260,388     264,745
  Purchases of marketable securities........................   (116,368)   (276,654)   (258,307)
                                                              ---------   ---------   ---------
        Net cash provided by (used in) investing
          activities........................................      5,651     (18,283)      4,044
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Issuance of common stock and collection of notes
    receivable from stockholders, net.......................      1,280       7,572       1,641
  Purchase of treasury stock................................     (1,048)     (1,509)     (1,767)
  Payment of notes payable..................................         --        (339)     (3,734)
  Proceeds from notes payable...............................      7,500          --      30,000
                                                              ---------   ---------   ---------
        Net cash provided by financing activities...........      7,732       5,724      26,140
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........      4,899      (3,514)      8,610
Cash and cash equivalents at beginning of year..............      6,683      10,197       1,587
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $  11,582   $   6,683   $  10,197
                                                              ---------   ---------   ---------
Supplemental cash flow data:
  Cash paid during the year for interest....................  $      --   $      21   $     309
Supplemental disclosure of non-cash investing and financing:
  Change in net unrealized gains(losses) on securities......  $ (12,472)  $  11,124   $     358
  Investment in affiliate...................................         --   $   1,343   $   4,949
  Write off of fully depreciated assets.....................  $  13,407   $     143   $      39

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                          NOTES
                                                     COMMON       COMMON     ADDITIONAL                RECEIVABLE
                                       PREFERRED     STOCK        STOCK       PAID-IN     TREASURY        FROM
                                        SHARES       SHARES     PAR VALUE     CAPITAL       STOCK     STOCKHOLDERS
                                       ---------   ----------   ----------   ----------   ---------   -------------
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
Balances at January 1, 1997..........    12,632    36,506,297      $37        $404,456     $(2,991)       $ (13)
                                        -------    ----------      ---        --------     -------        -----
Conversion of preferred..............   (12,632)    1,263,200        1              (1)
Purchase of treasury stock...........                                                       (1,767)
Options exercised....................                 262,621                    1,641
Stock issued for services............                       2
Changes in unrealized gains on
  available-for-sale securities......
Investment in Guilford...............                                            4,949
Net loss.............................
                                        -------    ----------      ---        --------     -------        -----
Balances at December 31, 1997........        --    38,032,120       38         411,045      (4,758)         (13)
                                        -------    ----------      ---        --------     -------        -----
Common stock issued..................                 262,283                    3,048
Purchase of treasury stock...........                                                       (1,509)
Options exercised....................                 677,249                    4,524
Treasury stock reissued..............                (603,000)                  (2,786)      2,786
Notes receivable from stockholders...                                                                      (132)
Deferred Compensation................                 100,000                      597
Amortization of deferred
  compensation.......................
Changes in unrealized gains (losses)
  on available-for-sale securities...
Net loss.............................
                                        -------    ----------      ---        --------     -------        -----
Balances at December 31, 1998........        --    38,468,652       38         416,428      (3,481)        (145)
                                        -------    ----------      ---        --------     -------        -----
Purchase of treasury stock...........                                                       (1,048)
Options exercised....................                 185,163                    1,243
Treasury stock reissued..............                (225,163)                  (1,223)      1,071
Notes receivable from stockholders...                                                                        37
Deferred Compensation................                  40,000                      152
Amortization of deferred
  compensation.......................
Changes in unrealized gains (losses)
  on available-for-sale securities...
Net loss.............................
                                        -------    ----------      ---        --------     -------        -----
Balances at December 31, 1999........        --    38,468,652      $38        $416,600     $(3,458)       $(108)
                                        -------    ----------      ---        --------     -------        -----

                                                          ACCUMULATED
                                                             OTHER
                                          DEFERRED       COMPREHENSIVE     ACCUMULATED
                                        COMPENSATION     INCOME (LOSS)       DEFICIT       TOTAL
                                       --------------   ---------------   -------------   --------
                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
Balances at January 1, 1997..........      $  --           $    (70)        $(307,791)    $93,628
                                           -----           --------         ---------     -------
Conversion of preferred..............                                                          --
Purchase of treasury stock...........                                                      (1,767)
Options exercised....................                                                       1,641
Stock issued for services............                                                          --
Changes in unrealized gains on
  available-for-sale securities......                           358                           358
Investment in Guilford...............                                                       4,949
Net loss.............................                                         (38,667)    (38,667)
                                           -----           --------         ---------     -------
Balances at December 31, 1997........         --                288          (346,458)     60,142
                                           -----           --------         ---------     -------
Common stock issued..................                                                       3,048
Purchase of treasury stock...........                                                      (1,509)
Options exercised....................                                                       4,524
Treasury stock reissued..............                                                          --
Notes receivable from stockholders...                                                        (132)
Deferred Compensation................       (597)                                              --
Amortization of deferred
  compensation.......................         92                                               92
Changes in unrealized gains (losses)
  on available-for-sale securities...                        11,124                        11,124
Net loss.............................                                          (2,363)     (2,363)
                                           -----           --------         ---------     -------
Balances at December 31, 1998........       (505)            11,412          (348,821)     74,926
                                           -----           --------         ---------     -------
Purchase of treasury stock...........                                                      (1,048)
Options exercised....................                                                       1,243
Treasury stock reissued..............                                                        (152)
Notes receivable from stockholders...                                                          37
Deferred Compensation................       (152)                                              --
Amortization of deferred
  compensation.......................        317                                              317
Changes in unrealized gains (losses)
  on available-for-sale securities...                       (12,472)                      (12,472)
Net loss.............................                                         (20,064)    (20,064)
                                           -----           --------         ---------     -------
Balances at December 31, 1999........      $(340)          $ (1,060)        $(368,885)    $42,787
                                           -----           --------         ---------     -------

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OF THE COMPANY

    Scios Inc. (the "Company") is a biopharmaceutical company engaged in the discovery, development and commercialization of novel human therapeutics. The Company's research and development efforts are primarily focused on cardiorenal disorders, inflammatory disorders and Alzheimer's disease. The Company has research and development collaborations with a number of other biopharmaceutical companies under which it may share costs and revenues. The Company's psychiatric sales and marketing division also markets seven psychiatric products in the United States in co-operation with the Company's partners. In the course of its development activities, the Company has sustained operating losses and expects such losses to continue through fiscal 2000.

2. RESTRUCTURING CHARGES AND EXPENSES

    In March 1999, the Company announced a restructuring plan that included reduction of the Company's full-time workforce by approximately 30% and the consolidation of its headquarters, development and research staff into leased facilities in Sunnyvale, California. In the first quarter of 1999, the Company recorded a restructuring charge of approximately $6.7 million for the disposal of certain excess assets and severance costs. In the fourth quarter the restructuring expense was reduced to $6.4 million primarily due to the decrease in estimated loss on asset disposals.

    Selected information related to the restructuring plan follows:

                                                 WORKFORCE      ASSET       LEASE      CONTRACTUAL
1999 RESTRUCTURING CHARGES                       REDUCTIONS   DISPOSALS   EXIT COSTS   COMMITMENTS   FACILITIES    TOTAL
--------------------------                       ----------   ---------   ----------   -----------   ----------   --------
Restructuring provisions at March 1,...........   $ 2,819      $ 1,800      $   581      $ 1,110        $ 360     $ 6,670
  First quarter activity.......................      (781)                                  (144)                    (925)
  Second quarter activity......................    (1,024)      (1,273)        (309)        (137)        (256)     (2,999)
  Third quarter activity.......................      (395)       1,347           31          (31)         (48)        904
  Fourth quarter activity......................       (93)        (474)      (1,517)        (243)          (1)     (2,328)
                                                  -------      -------      -------      -------        -----     -------
Charges to restructure in 1999.................    (2,293)        (400)      (1,795)        (555)        (305)     (5,348)

  Fourth quarter changes in estimate...........       233       (1,400)       1,507         (555)         (55)       (270)
                                                  -------      -------      -------      -------        -----     -------
Restructuring liability at December 31, 1999...   $   759      $    --      $   293      $    --        $  --     $ 1,052
                                                  =======      =======      =======      =======        =====     =======

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Other affiliates, more than 20% but less than 50% owned, are accounted for on the equity basis. Intercompany transactions and balances are eliminated on consolidation. The Company accounted for its 7% ownership in Guilford Pharmaceuticals Inc. ("Guilford") under the equity method through September 1998 because it had representation on Guilford's Board of Directors. In October 1998, the Company reclassified its Guilford investment to marketable securities because of a change in the Company's representation on Guilford's Board of Directors. As of December 31, 1999, the Company had no ownership in Guilford.

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

    MARKETABLE SECURITIES

    All marketable securities at December 31, 1999 and 1998 were deemed by management to be available-for-sale and are stated at fair value with net unrealized gains or losses reported in stockholders' equity. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method.

    BUSINESS RISK AND CREDIT CONCENTRATION

    Approximately 56% of the Company's total revenues in 1999 were derived from product sales, which consist entirely of sales in the U.S. under a license agreement with SmithKline Beecham Corp. ("SB") (see Note 4). Any factor adversely affecting demand for, or supply of, the psychiatric products covered by the license agreement could materially adversely affect the Company's business and financial performance. In December 1999, the Company announced a possible temporary shortage of Eskalith CR(-Registered Trademark-) (lithium carbonate), one of five products developed and manufactured by SB that are sold by the Company.

    In 1999, license revenues from Chiron Corporation ("Chiron) accounted for 27%, milestone payments from Novo Nordisk A/S accounted for 22% and Alzheimer's research reimbursement from Eli Lilly and Company ("Lilly") accounted for 21% of total research and development contract revenue. Approximately 11% of 1999 and 64% of 1998 research and development contract revenues were from the agreement with Bayer AG ("Bayer") for commercialization of Natrecor(-Registered Trademark-)(nesiritide). The agreement with Bayer was terminated in May 1999 after non-approval of Natrecor(-Registered Trademark-) by the Food and Drug Administration. In 1997, no individual customer or partner contributed more than 10% to total revenues.

    At December 31, 1999, the $3.1 million in accounts receivable included $1.4 million from SB, $1.1 million from Janssen Pharmaceutica Inc. ("Janssen"), and $0.3 million from the National Institutes of Health.

    At December 31, 1998, the $6.8 million in accounts receivable included $3.3 million from Bayer, $1.0 million from Janssen and $2.1 million from SB.

    The Company's excess cash is invested in a diversified portfolio of securities consisting of U.S. Treasury Notes, deposits with five major banks and financial institutions, and investment-grade interest-bearing corporate securities issued by companies in a variety of industries. In addition, the Company owned 1,367,500 shares of Guilford stock that was recorded on December 31, 1998 at fair value as an available-for-sale marketable security. All the Guilford shares were sold in 1999.

    Certain of the Company's products require approval from the Food and Drug Administration and foreign regulatory agencies prior to commercialized sales and are subject to continued regulations once approved. There can be no assurances that the Company's new products will receive any of these required approvals. If the Company were denied such approvals or such approvals were delayed, it could have a materially adverse impact on the Company.

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

    In March 1999, the Company announced a restructuring plan that included consolidation of its headquarters, development and research staff into leased facilities in Sunnyvale, California. On a prospective basis the Company changed its estimate for the amortization of the Sunnyvale leasehold improvements to conform with the Company's intentions for future use of the leased premises. The effect of this change in estimate on net loss for the year ended December 31, 1999 was to increase the net loss by approximately $956,000 or $0.02 per share.

    PRODUCT SALES

    Revenue from product sales is recognized in the period in which the products are shipped. Provision is made for estimated returns and allowances, cash discounts and rebates attributable to Medicaid programs related to sales of the SB Products.

    CO-PROMOTION COMMISSIONS

    Revenue from co-promotion commissions (see Note 4) is recognized based on estimated sales levels of Janssen's psychiatric product Risperdal(-Registered Trademark-)(risperidone) ("Risperdal(-Registered Trademark-)") and SB's psychiatric product Paxil(-Registered Trademark-) (paroxetine HCl) ("Paxil(-Registered Trademark-)") for their respective contract years.

    CONTRACT REVENUES

    Research and development contract revenues from cost-reimbursement agreements are recorded as the related expenses are incurred, up to contractual limits. Payments received that are related to future performance are deferred and recorded as revenues as they are earned over specified future performance periods. Research and development payments for which no services are required to be performed in the future, license payments irrevocably received and royalty payments based on sales to third parties are recognized as revenues upon receipt. Research and development expenses in 1999, 1998, and 1997 include approximately $5.2 million, $4.9 million and $2.1 million, respectively, incurred in connection with programs subject to cost reimbursement, collaborative or other performance agreements.

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

    COMPUTATION OF NET LOSS PER SHARE

    Basic net loss per share is calculated using the weighted average number of common shares outstanding for the period. Diluted net loss is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. The outstanding options to purchase common stock were excluded from diluted earnings calculations for 1999, 1998, and 1997 because inclusion of the options would have been anti-dilutive.

    COMPREHENSIVE INCOME (LOSS)

    The Company's unrealized gains (losses) on marketable securities represent the only component of comprehensive income, that is excluded from net loss for 1999 and prior years. The Company's comprehensive income (loss) has been presented in the consolidated financial statements. As the Company is in a loss position tax effects have not been allocated to the components of other comprehensive income (loss).

    Accumulated other comprehensive income (loss) balances are as follows for the years ended (in thousands):

                                                                             ACCUMULATED
                                                             UNREALIZED         OTHER
                                                           GAINS (LOSSES)   COMPREHENSIVE
                                                           ON SECURITIES    INCOME (LOSS)
                                                           --------------   -------------
Balance, December 31, 1997...............................     $    288        $    288
Current period change....................................       11,124          11,124

Balance, December 31, 1998...............................       11,412          11,412
Current period change....................................      (12,472)        (12,472)

Balance, December 31, 1999...............................     $ (1,060)       $ (1,060)

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

    RECLASSIFICATION

    Certain amounts in the financial statements have been reclassified to conform with the current year's presentation. The reclassifications had no impact on previously reported net loss.

    RECENT PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 will be effective for fiscal years beginning in 2000. The Company does not currently hold derivative instruments or engage in hedging activities.

    In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 requires that license and other upfront fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company has not yet determined the impact of its implementation on the reporting of the Company's contract revenue.

4. JOINT BUSINESS ARRANGEMENTS

    A. AGREEMENT WITH CHIRON CORPORATION

    In November 1999, the Company signed a license agreement with Chiron for the rights to Fiblast(-Registered Trademark- ) (trafermin). Fiblast(-Registered Trademark-) is a human basic fibroblast growth factor. The Company received
$5.0 million in license fees and $7.5 million from a Promissory Note due on December 31, 2006. The note and related interest is forgiven if Fiblast(-Registered Trademark-) is approved by the Food and Drug Administration before December 31, 2006. The Company will also receive royalties based on sales of Fiblast(-Registered Trademark-) products.

    B. AGREEMENT WITH JANSSEN PHARMACEUTICA INC.

    The Company entered into a three-year agreement, effective in April 1998, with Janssen to jointly promote the anti-psychotic, Risperdal(-Registered Trademark-), in the United States. Under the agreement, the Company receives base payments plus incentive compensation on achieving specified sales levels over a contract year beginning in April and ending in March. Janssen manufactures and distributes the product. The agreement may be extended by mutual agreement for additional periods of at least 12 months each.

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

    In September 1998, the Company entered into an agreement with SB to co-promote Paxil(-Registered Trademark-) in the United States. Paxil(-Registered Trademark-), which regulates the brain chemical serotonin, is currently approved to treat depression, panic disorder, social anxiety and obsessive-compulsive disorder. Under the agreement, the Company receives base payments plus incentive compensation on achieving specified sales levels during a specified term. The companies are currently in discussions on revising the incentive compensation structure.

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

    E. AGREEMENT WITH ELI LILLY AND COMPANY

    In May 1997, the Company entered into a research collaboration with Lilly for the development of drugs to prevent or retard the progression of Alzheimer's disease. Under the terms of the agreement, Lilly will fund research and will have the first opportunity to develop products from the collaboration. The Company may elect to develop other products from the collaboration. The commercialization partner will make milestone and royalty payments to the other partner. In 1998, the agreement was amended to increase the funding for additional research staff to facilitate future product completions.

    F. AGREEMENTS WITH KAKEN PHARMACEUTICAL CO., LTD.

    In September 1994, the Company entered into a series of agreements with Kaken Pharmaceutical Co., Ltd. ("Kaken") to expand a previous agreement signed in 1988 for Fiblast(-Registered Trademark-). Under the 1994 agreements, the Company will collaborate with Kaken to further develop the Fiblast(-Registered Trademark-) manufacturing process, provide Kaken a license to the Company's Fiblast(-Registered Trademark-) manufacturing technology and supply a specified amount of Fiblast(-Registered Trademark-) product. In return, the Company has received milestone payments, which are contingent on Kaken's continuing development of the product. On December 31, 1999, $15.9 million of the Company's deferred revenue consisted of payments received for the supply of Fiblast(-Registered Trademark-) material. Prior to closing its Mountain View manufacturing facility in May 1999, the Company produced the amount of Fiblast(-Registered Trademark-) due to Kaken and the Company now holds it for delivery to Kaken upon regulatory approval of the product in Japan.

    G. AGREEMENTS WITH WYETH-AYERST LABORATORIES

    In October 1996, the Company entered into a collaboration agreement with Wyeth-Ayerst, an affiliate of American Home Products Corp., for the joint development and commercialization of Fiblast(-Registered Trademark-) for the treatment of neurological and cardiovascular disorders. The two companies shared development costs. Wyeth-Ayerst terminated its agreement with the Company in the second half of 1999. All rights in Fiblast(-Registered Trademark-) reverted to the Company.

    In April 1996, the Company entered into an agreement with Wyeth-Ayerst to promote the antidepressant Effexor(-Registered Trademark-) (venlafaxine hydrochloride) to selected psychiatrists in the U.S. Under the agreement, the Company received payments based on achieving specified increases in sales to the selected psychiatrists over an adjusted base level during each contract year beginning in June 1996. Wyeth-Ayerst manufactured and distributed the product. The agreement was terminated by mutual agreement in April 1998.

    H. AGREEMENT WITH GENENTECH, INC.

    In December 1994, the Company entered into a collaboration agreement with Genentech, Inc. ("Genentech") for the development and commercialization of Auriculin(-Registered Trademark-) (anaritide) for the treatment of acute renal failure. Concurrent with the collaboration agreement, Genentech purchased
$20.0 million of the Company's preferred stock, convertible into approximately
2.1 million shares of common stock and provided a $30.0 million loan to the Company in the form of a letter of credit (see Note 10), which the Company drew down in March of 1997. As of December 31, 1997, Genentech had converted all shares of preferred stock into common stock. In 1997, the Company and Genentech discontinued development of Auriculin(-Registered Trademark-) based upon negative results of a clinical study.

    I. AGREEMENT WITH ORTHO-MCNEIL PHARMACEUTICAL

    In July 1993, the Company entered into a five-year agreement with Ortho-McNeil, an affiliate of Johnson & Johnson, to jointly promote the injectable antipsychotic Haldol(-Registered Trademark-) Decanoate (haloperidol) in the U.S. Under the agreement, the Company received payments based on achieving specified sales levels over a contract year beginning in August and ending in July. Ortho-McNeil manufactured and distributed the product. The agreement was terminated by mutual agreement in April 1998.

    J. AGREEMENT WITH BAYER AG

    In May 1998, the Company entered into an agreement with Bayer for the commercialization of Natrecor(-Registered Trademark-), a new drug for the short-term management of congestive heart failure (CHF). Upon signing the contract, the Company received a payment of $20.0 million. In May 1999, Bayer terminated the agreement after the drug was not approved by the Food and Drug Administration. All rights to Natrecor(-Registered Trademark-) reverted to the Company without any payment being due from the Company.

5. AFFILIATE

    In June 1994, Guilford, then a fully consolidated subsidiary of the Company, completed an initial public offering, which decreased the Company's percentage ownership from 62% to 29%. As a result, the equity method of accounting was adopted by the Company. Prior to the date of the public offering, the financial results of Guilford were fully consolidated with those of the Company. Due to subsequent public stock offerings, and the sale by the Company of 200,000 shares of Guilford stock in 1996, 12,500 shares in 1997, and 70,000 shares in 1998, the Company's ownership in Guilford was reduced to 7%.

    The Company continued to use the equity method of accounting for its investment in Guilford through September 1998 because it had representation on Guilford's Board of Directors. In October 1998, the Company reclassified its Guilford investment to marketable securities because of a change in the Company's representation on Guilford's Board of Directors. At December 31, 1999, the Company had no ownership in Guilford.

6. MARKETABLE SECURITIES

    Unrealized gains and losses on marketable securities at December 31, 1999 by classification were as follows:

                                                  ACCRUED    UNREALIZED   UNREALIZED
                                     COST BASIS   INTEREST     GAINS        LOSSES     FAIR VALUE
                                     ----------   --------   ----------   ----------   ----------
                                                            (IN THOUSANDS)
Debt securities:
  U.S. Government & Government
    Agency Securities..............   $46,083       $457        $--        $  (688)      $45,852
Corporate Bonds....................    43,142        508          5           (377)       43,278
                                      -------       ----        ---        -------       -------
  Total............................   $89,225       $965        $ 5        $(1,065)      $89,130
                                      =======       ====        ===        =======       =======

    Unrealized gains and losses on marketable securities at December 31, 1998 by classification were as follows:

                                                  ACCRUED    UNREALIZED   UNREALIZED
                                     COST BASIS   INTEREST     GAINS        LOSSES     FAIR VALUE
                                     ----------   --------   ----------   ----------   ----------
                                                            (IN THOUSANDS)
Debt securities:
  U.S. Government & Government
    Agency Securities..............   $32,722       $286      $   346        $ (7)       $33,347
Corporate Bonds....................    37,117        355          260         (21)        37,711
Equity Investments.................     8,736         --       10,834          --         19,570
                                      -------       ----      -------        ----        -------
  Total............................   $78,575       $641      $11,440        $(28)       $90,628
                                      =======       ====      =======        ====        =======

    The scheduled maturities for marketable securities at December 31, 1999 by classification were as follows:

                                                            MATURITY           MATURITY
                                                         1 YEAR OR LESS   GREATER THAN 1 YEAR
                                                         --------------   -------------------
                                                                    (IN THOUSANDS)
Debt securities:
  U.S. Government & Government Agency Securities.......     $ 4,741             $41,111
Corporate Bonds........................................      14,035              29,243
                                                            -------             -------
  Total................................................     $18,776             $70,354
                                                            =======             =======

    The Company realized gains of $5,192,055 and losses of $259,402 on the disposal of marketable securities during 1999 and gains of $9,099,000 and losses of $96,000 on the disposal of marketable securities during 1998.

7. PROPERTY AND EQUIPMENT

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Laboratory equipment........................................  $ 7,197    $ 12,802
Computer and related equipment..............................    2,260       4,780
Furniture and other.........................................    1,202       2,519
Buildings and building improvements.........................    8,334      49,878
                                                              -------    --------
                                                               18,993      69,979
Accumulated depreciation and amortization...................   (8,938)    (38,827)
                                                              -------    --------
                                                               10,055      31,152
Construction in progress....................................    1,479       1,062
                                                              -------    --------
Total.......................................................  $11,534    $ 32,214
                                                              =======    ========

8. OTHER ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Deposits....................................................   $  354     $  229
Other assets................................................     1171        304
Equity investments..........................................       --      1,067
Employee notes receivable...................................      534        368
                                                               ------     ------
Total.......................................................   $2,059     $1,968
                                                               ======     ======

9. OTHER ACCRUED LIABILITIES

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Accrued contract payable....................................  $    --    $ 1,220
Accrued Medicaid rebates....................................    1,688        781
Accrued payroll.............................................    2,619      3,566
Profit distribution to third parties........................      723      1,212
Accrued clinical trial expenses.............................      608      1,231
Restructure reserve.........................................    1,052         --
Accrued Biotechnology Research Partners, Ltd. royalties.....    1,657         --
Other.......................................................    2,810      2,097
                                                              -------    -------
Total.......................................................  $11,157    $10,107
                                                              =======    =======

10. LEASE AND DEBT COMMITMENTS

    A. OPERATING LEASES

    The Company leases two facilities in Sunnyvale, California; these facilities leases expire in 2001 and 2002 with an option to extend. In addition, the Company has entered into operating leases covering certain laboratory and computer equipment.

    Future minimum payments under these leases are as follows:

                                                              FACILITIES   EQUIPMENT
                                                              OPERATING    OPERATING
                                                                LEASES      LEASES
                                                              ----------   ---------
                                                                  (IN THOUSANDS)
2000........................................................    $1,534       $452
2001........................................................     1,646        201
2002........................................................       139        151
                                                                ------       ----
Total.......................................................    $3,319       $804
                                                                ======       ====

    Rent expenses for all facilities operating leases were approximately $2,170,000, $963,000, and $1,112,000 in 1999, 1998 and 1997, respectively.

    In 1999, the Company entered into a $4.0 million equipment operating lease line that expires December 2001. At December 31, 1999, approximately $612,000 had been drawn against the line of credit.

    B. BORROWING ARRANGEMENTS

    As part of the Auriculin(-Registered Trademark-) agreement, Genentech committed to loan the Company up to $30.0 million. The $30.0 million was drawn down in March of 1997, and bears interest at the prime rate (8.5% at December 31, 1999). In 1999 the terms of the loan were amended. The loan is repayable in the Company's preferred stock up to a maximum of $25.0 million at the Company's option at any time through December 31, 2002. In the event the Company converts the loan to preferred stock, the stock cannot be sold or registered by Genentech until December 30, 2002. In addition, if the Company should decide to convert the loan to preferred stock, a portion of the loan that is not convertible will become due and payable before December 31, 2002. The amount of the loan that is due before the maturity date is based on a formula that considers the amount of loan converted to stock and the outstanding loan balance. In addition, as part of the amendment $2.0 million of the loan was classified as current at December 31, 1999.

    As part of the Fiblast(-Registered Trademark-) agreement, Chiron loaned the Company $7.5 million in December 1999. The loan bears interest at the prime rate (8.5% at December 31, 1999) and is due December 31, 2006. The note and related interest are forgiven if Fiblast(-Registered Trademark-) is approved by the Food and Drug Administration before December 31, 2006.

    In 1998, the Company's paid off two five-year notes that were secured by equipment.

    C. NATRECOR(-REGISTERED TRADEMARK-) SUPPLY CONTRACT

    In November 1995, the Company has entered into a long-term supply agreement with a manufacturer for the supply of bulk Natrecor(-Registered Trademark-). The contract provides for the purchase of at least 25 kg of bulk solution over an eight-year period after the first delivery of commercialized quantities at a price of approximately 48.0 million German marks (U.S. equivalent at December 31, 1999, $24.6 million).

11. LITIGATION

    On November 29, 1995, the Company was notified by the United States Environmental Protection Agency ("EPA") that it may have a liability in connection with the clean-up of a toxic waste site arising out of the alleged disposal of hazardous substances by a subcontractor of Nova Pharmaceutical Corporation, which the Company acquired in 1992. The Company is one of many potentially responsible parties that have been identified as associated with this specific site. The Company had discussions with the EPA and finalized the amount of potential liability. The Company has accrued $90,000 at December 31, 1999 as provision for the settlement thereof.

12. RESEARCH AND DEVELOPMENT COMMITMENTS

    A. RESEARCH COMMITMENTS

    The Company's commitments for payments to research consultants and institutions are $75,000 in 2000, $75,000 in 2001, and $58,000 in 2002.

    B. COMMITMENTS TO RESEARCH PARTNERSHIPS

    Under the Company's collaboration agreement with Wyeth-Ayerst for the development and commercialization of Fiblast(-Registered Trademark-), the Company was obligated to pay 30% of the joint development expenses, with Wyeth-Ayerst responsible for the remaining 70%. The collaboration was dissolved in the second half of 1999. At December 31,1999, $300,000 was accrued for the final payment of joint development expenses to Wyeth-Ayerst.

    In 1988, the Company purchased the interests of Biotechnology Research Partners, a limited partnership in a joint venture, and made a down payment of $575,000. The balance of the purchase price is to be paid in quarterly installments in accordance with the following formula: (i) until the minority partners have received payments of approximately $22.8 million, the Company will pay approximately 37% of the royalty income from third-party licenses and approximately 3.7% of the Company's gross sales of Partnership products; (ii) thereafter, until the minority partners have received aggregate payments of approximately $34.1 million, the Company will pay approximately 31% of the royalty income and approximately 3.1% of the Company's gross sales of Partnership products; and (iii) thereafter, until the earlier of September 30, 2008 or the time all patents relating to the Partnership's technology expire and all information relating to that technology becomes part of the public domain, the Company will pay to the minority partners approximately 20.5% of the royalty income and approximately 2% of the Company's gross sales of Partnership products. Partnership products for which minority partners will receive payments include Fiblast(-Registered Trademark-). The Company has accrued $1.7 million at December 31, 1999 as the partnership's share of license fees received from Fiblast(-Registered Trademark-) in 1999.

    In December 1992, the Company exercised its option to acquire all interests in Nova Technology Limited Partnership for $20.4 million. The Company also issued contingent payment rights to all limited partners of the partnership, pursuant to which the Company is obligated until January 15, 2008 to pay royalties on the sale or license of certain products that were under development by the partnership. As of December 31, 1999, $190,444 was accrued in 2000 primarily as a result of royalties associated with the commercialization of Guilford's Gliadel(-Registered Trademark-) wafer.

13. STOCKHOLDERS' EQUITY

    Warrants to purchase approximately 789,000 shares of the Company's common stock at $26.74 per share expired unexercised in June 1998. At December 31, 1999, there were no warrants outstanding.

    A. CONVERTIBLE PREFERRED STOCK

    The Company's convertible preferred stock may be issued in series that have such rights as may be designated by the Board of Directors from time to time. There were no shares of preferred stock issued and outstanding at December 31, 1999.

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

    C. DEFERRED COMPENSATION

    In August 1999, the Company granted shares of restricted stock to an officer. The shares vest over a three-year period provided that the recipient is still employed by the Company. The market value of the shares awarded was $152,480 and has been recorded as a separate component of stockholders' equity. In September 1998, the Company granted shares of restricted stock to an officer and director. The shares vest over a two-year period provided that the recipient is still employed by the Company. The market value of the shares awarded was $597,000 and has been recorded as a separate component of stockholders' equity. Deferred compensation for both of these share grants is being amortized over the applicable period of the vesting. The restricted stock was granted under the 1992 Incentive Stock Plan.

14. EMPLOYEE 401(k) BENEFIT PLAN

    The Company has a qualified profit sharing plan and trust under Internal Revenue Service Code sections 401(a) and 401(k). Employees are eligible to participate in the plan the first day of the month after hire and can elect to contribute to the plan up to 15% of their salary subject to current statutory limits. The Company contribution is 100% vested at the end of an employee's third year of employment. Company contributions to the plan totaled approximately $779,000 in 1999, $838,000 in 1998 and $664,000 in 1997.

15. STOCK OPTION PLANS

    Under the Company's stock option plans, the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the vesting period and the exercise price (which cannot be less than fair market value ("FMV") at date of grant for incentive stock options or 85% of FMV for nonstatutory options). The options are exercisable at times and in increments as specified by the Board of Directors, generally expire ten years from date of grant and fully vest over periods from three to five years. The following shares are authorized and available for grant as of December 31, 1999:

        PLAN              SHARES       OPTIONS     AVAILABLE
        TITLE           AUTHORIZED   OUTSTANDING   FOR GRANT   OPTION PRICE
---------------------   ----------   -----------   ---------   -------------
       1983/86          2,200,000       401,615          --    Not less than
                                                                85% of FMV*

          1989            170,000        10,000          --             FMV

          1992          5,000,000     2,959,510     768,786    Not less than
                                                                 85% of FMV

          1996          2,475,000     2,200,736     221,878    Not less than
                                                                 85% of FMV

            NQ            443,161            --          --    Not less than
                                                                 85% of FMV

------------------------

*   FMV = fair market value

    Additional information with respect to the activity of outstanding options is summarized in the following table:

                                                 NUMBER OF                    AGGREGATE
COMMON STOCK                                      SHARES     OPTION PRICE       PRICE
------------                                     ---------   ------------   --------------
                                                                            (IN THOUSANDS)
Balances at December 31, 1996..................  3,776,323   $3.50-$21.13       $28,210

Granted........................................    819,740   $ 6.06-$8.13         5,266
Exercised......................................   (262,621)  $ 4.13-$9.13        (1,641)
Canceled.......................................   (347,300)  $5.44-$15.06        (2,491)
                                                 ---------   ------------       -------

Balances at December 31, 1997..................  3,986,142   $3.50-$21.13       $29,344

Granted........................................  1,515,475   $5.19-$12.75        13,245
Exercised......................................   (677,249)  $ 3.50-$9.13        (4,524)
Canceled.......................................   (318,533)  $3.50-$20.54        (2,502)
                                                 ---------   ------------       -------

Balances at December 31, 1998..................  4,505,835   $3.69-$21.13       $35,563

Granted........................................  2,119,200   $ 3.81-$8.75        12,638
Exercised......................................   (185,163)  $ 5.13-$9.63        (1,243)
Canceled.......................................   (868,011)  $3.81-$15.06        (6,592)
                                                 ---------   ------------       -------

Balances at December 31, 1999..................  5,571,861   $3.69-$21.13       $40,366
                                                 =========   ============       =======

    In 1998 and 1999, two officers were granted a total of 140,000 shares of restricted stock under the 1992 Incentive Stock Plan (see Note 13-c).

    The options outstanding by range of exercise price at December 31, 1999 are as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                     NUMBER OF       REMAINING          WEIGHTED
                                                      OPTIONS     CONTRACTUAL LIFE      AVERAGE
EXERCISE PRICE                                      OUTSTANDING      (IN YEARS)      EXERCISE PRICE
--------------                                      -----------   ----------------   --------------
$3.69-$3.81......................................      801,050          9.58             $ 3.81
$3.88-$5.44......................................      743,796          7.58             $ 4.42
$5.56-$6.12......................................      663,109          7.63             $ 6.00
$6.25 -$6.81.....................................      156,499          6.37             $ 6.42
$7.73-$7.13......................................      613,527          2.26             $ 7.13
$7.21-$7.75......................................      595,502          5.08             $ 7.54
$7.88-$8.90......................................      707,982          8.60             $ 8.75
$9.00-$9.19......................................      234,166          3.14             $ 9.07
$9.63-$21.13.....................................    1,056,230          5.83             $10.65
                                                     ---------          ----             ------
$3.69-$21.13.....................................    5,571,861          6.62             $ 7.12
                                                     =========          ====             ======

    The options currently exercisable by range of exercise price at December 31, 1999 are as follows:

                                                                NUMBER OF       WEIGHTED
                                                                 OPTIONS        AVERAGE
EXERCISE PRICE                                                 EXERCISABLE   EXERCISE PRICE
--------------                                                 -----------   --------------
$3.69-$3.81.................................................        5,708        $ 3.70
$3.88-$5.44.................................................      212,486        $ 4.57
$5.56-$6.12.................................................      467,162        $ 6.00
$6.25 -$6.81................................................      115,371        $ 6.47
$7.73-$7.13.................................................      608,027        $ 7.13
$7.21-$7.75.................................................      505,707        $ 7.52
$7.88-$8.90.................................................      224,137        $ 8.60
$9.00-$9.19.................................................      227,832        $ 9.07
$9.63-$21.13................................................      728,179        $11.09
                                                                ---------        ------
$3.69-$21.13................................................    3,094,609        $ 8.00
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

    The following pro forma information has been prepared following the provisions of SFAS No. 123:

                                                                   DECEMBER 31,
                                                          ------------------------------
                                                            1999       1998       1997
                                                          --------   --------   --------
                                                                  (IN THOUSANDS,
                                                            EXCEPT PER SHARE AMOUNTS)
Net loss--as reported...................................  $(20,064)  $(2,363)   $(38,667)
Net loss--pro forma.....................................   (25,449)   (6,331)    (40,163)
Net loss per common share and per common share--
  assuming dilution--as reported........................  $  (0.53)  $ (0.06)   $  (1.07)
Net loss per common share--pro forma and per common
  share--assuming dilution--pro forma...................  $  (0.67)  $ (0.17)   $  (1.10)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing method assuming the following parameters:

                                                                1999       1998       1997
                                                              --------   --------   --------
Risk free interest rate.....................................      5.5%      5.29%     5.87%
Expected life (years).......................................      5.4        4.8       5.0
Volatility..................................................   0.9121     0.7916     0.792
Dividend yield..............................................       --         --        --

    The weighted average fair value of options granted in 1999, 1998 and 1997 was $4.11, $5.71 and $4.33, respectively.

    The impact on pro forma loss per share and net loss in the table above may not be indicative of the effect in future years as options vest over several years and the Company continues to grant stock options to employees. This policy may or may not continue.

16. INCOME TAXES

    The Company's deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

    The Company has federal and state income tax net operating loss ("NOL") and research credit carryforwards at December 31, 1999 for tax purposes available as follows:

Federal NOL.................................................  $295,416,000
State NOL...................................................    11,754,000
Federal Research Credit.....................................     8,788,000
State Research Credit.......................................     7,628,000

    These federal and state NOL carryforwards expire in the years 2000 through 2019 and 2000 through 2004, respectively. The federal research credit carryforwards expire in the years 2000 through 2014.

    Due to a change in the ownership of the Company, as defined, a portion of the federal and state NOL carryover is subject to an annual utilization limitation. Should another change in ownership occur, future utilization of the Company's NOL carryforwards may be subject to additional limitations.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                                                  IN THOUSANDS
Net operating loss carryforwards............................  $ 100,440   $  94,000
State (net of federal benefit)..............................     15,250      13,800
Credits.....................................................     15,240      15,200
Assets subject to depreciation and amortization.............      4,520       9,100
Deferred Revenue............................................      6,080
Other accrued liabilities...................................      6,140       1,300
                                                              ---------   ---------
  Total deferred tax assets.................................    147,670     133,400
Valuation allowance.........................................   (147,670)   (133,400)
                                                              ---------   ---------
  Net deferred tax assets...................................  $      --   $      --

    Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.

17. INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

    Management uses one measurement of profitability for its business. The Company receives revenue from product sales and from licensing and development of products. The Company markets its products in the United States and Japan and received licensing revenue from partners in the United States, Europe and Asia Pacific and operates in one business segment.

    Revenue and long-lived assets by geographic area as of and for the year ended:

                                                                         LONG LIVED
                                                              REVENUES     ASSETS
                                                              --------   ----------
                                                                 (IN THOUSANDS)
December 31, 1999:
  U.S.......................................................  $54,434     $11,534
  International.............................................    6,353          --
                                                              -------     -------
  Total.....................................................  $60,787     $11,534

December 31, 1998:
  U.S.......................................................  $42,243     $32,214
  International.............................................   31,472          --
                                                              -------     -------
  Total.....................................................  $73,715     $32,214

December 31, 1997:
  U.S.......................................................  $46,609     $33,583
  International.............................................      820          --
                                                              -------     -------
  Total.....................................................  $47,429     $33,583

18. SUBSEQUENT EVENT

    In December 1999 the Company received a notice that Randal J. Kirk and certain investors were nominating a slate of directors for election at the 2000 Annual Stockholders Meeting of the Company in competition with the slate proposed by the Board of Directors of the Company. In order to promptly resolve this contest, the Company's Board moved the Year 2000 annual meeting date forward to February 28, 2000 from its typical May time period. In January 2000 the Company and Mr. Kirk jointly announced a definitive agreement which ended Mr. Kirk's proxy solicitation to elect a new slate of directors. Under the agreement, Mr. Kirk has been added to the slate of candidates nominated by the Company's Board for election as directors at the 2000 annual meeting of stockholders. This raised the number of Board candidates to eight, including the seven current Company Board members who are standing for re-election. If elected, Mr. Kirk as well as all other directors will serve for a one-year term.