Form 10-Q
period 2000-03-31
SCIOS INC
filed 2000-05-15
CIK 726512

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

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

                                   SCIOS INC.
                                 AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
------


Item 1.  Financial Statements


                                                      SCIOS INC.
                                                    AND SUBSIDIARY
                                             Consolidated Balance Sheets
                                          (In thousands, except share data)

     ASSETS                                                                   March 31,                December 31,
                                                                                2000                       1999
                                                                          ------------------        -------------------
                                                                             (Unaudited)
Current assets:
     Cash and cash equivalents                                                       $4,713                    $11,582
     Marketable securities                                                           18,910                     18,776
     Accounts receivable                                                              3,333                      3,068
     Prepaid expenses                                                                   659                        899
                                                                          ------------------        -------------------
       Total current assets                                                          27,615                     34,325

Marketable securities, non-current                                                   66,319                     70,354
Property and equipment, net                                                          11,185                     11,534
Other assets                                                                          1,519                      2,059
                                                                          ------------------        -------------------
TOTAL ASSETS                                                                       $106,638                   $118,272
                                                                          ------------------        -------------------
                                                                          ------------------        -------------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                $1,639                     $1,572
     Other accrued liabilities                                                       10,311                     11,157
     Deferred contract revenue                                                       16,988                     17,890
     Current portion of long term debt                                                   --                      2,000
                                                                          ------------------        -------------------
       Total current liabilities                                                     28,938                     32,619

Long-term debt, net of current portion                                               43,857                     42,866
                                                                          ------------------        -------------------
       Total liabilities                                                             72,795                     75,485
                                                                          ------------------        -------------------

Stockholders' equity:
     Preferred stock; $.001 par value; 20,000,000
        shares authorized; none issued and outstanding                                   --                         --
     Common stock; $.001 par value; 150,000,000
        shares authorized; issued and outstanding
        38,468,652 and 38,468,652 shares, respectively                                   38                         38
     Additional paid-in capital                                                     416,703                    416,600
     Treasury stock; 630,467 and 735,036
        shares, respectively                                                        (2,970)                    (3,458)
     Notes receivable from stockholders                                               (108)                      (108)
     Deferred compensation, net                                                       (254)                      (340)
     Accumulated other comprehensive loss                                           (1,156)                    (1,060)
     Accumulated deficit                                                          (378,410)                  (368,885)
                                                                          ------------------        -------------------
      Total stockholders' equity                                                    33,843                     42,787
                                                                          ------------------        -------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $106,638                   $118,272
                                                                          ------------------        -------------------
                                                                          ------------------        -------------------

[FN]

               The accompanying notes are an integral part of these consolidated financial statements.



                                              SCIOS INC.
                                            AND SUBSIDIARY
                     Consolidated Statements of Operations and Comprehensive Loss
                                   (In thousands, except share data)

                                                                         Three months ended
                                                                              March 31,

                                                                   2000                       1999
                                                              ----------------           ---------------
                                                                (Unaudited)               (Unaudited)
Revenues:
      Product sales                                                    $5,307                    $7,822
      Co-promotion commissions                                          2,025                     2,728
      Research & development contracts                                  1,894                     2,177
                                                              ----------------           ---------------
                                                                        9,226                    12,727
                                                              ----------------           ---------------

Costs and expenses:
      Cost of goods sold                                                3,100                     4,308
      Research and development                                          9,284                    10,543
      Marketing, general and administration                             5,776                     5,319
      Profit distribution to third party                                  601                     1,117
      Restructuring charges                                                --                     6,670
                                                              ----------------
                                                                       18,761                    27,957
                                                              ----------------           ---------------

Loss from operations                                                  (9,535)                  (15,230)

Other income and expense:
      Investment income                                                 1,384                     1,026
      Interest expense                                                  (991)                     (670)
      Realized gains (losses) on securities                              (84)                     4,786
      Other income (expense), net                                       (299)                       231
                                                              ----------------           ---------------
                                                                           10                     5,373

                                                              ----------------           ---------------
      Net loss                                                        (9,525)                   (9,857)
                                                              ----------------           ---------------

Other comprehensive loss:
      Unrealized losses on securities                                    (96)                  (10,830)
                                                              ----------------           ---------------
Comprehensive loss                                                   ($9,621)                 ($20,687)
                                                              ----------------           ---------------

      Loss per common share:
           Basic                                                      ($0.25)                   ($0.26)
                                                              ----------------           ---------------
           Diluted                                                    ($0.25)                   ($0.26)
                                                              ----------------           ---------------

           Weighted  average  number  of  common  shares   outstanding  used  in
             calculation of:

           Basic                                                   37,780,077                37,746,605
                                                              ----------------           ---------------
           Diluted                                                 37,780,077                37,746,605
                                                              ----------------           ---------------

[FN]

        The accompanying notes are an integral part of these consolidated financial statements.



                                                 SCIOS INC.
                                               AND SUBSIDIARY
                                    Consolidated Statements of Cash Flows
                                               (In thousands)

                                                                                     Three months ended
                                                                                         March 31,

                                                                                  2000                1999
                                                                               ------------        -----------
                                                                                        (Unaudited)

Cash flows from operating activities:

   Net loss                                                                       ($9,525)           ($9,857)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                                    978                826
      Accrued long-term interest payable                                               991                670
      Minority interest                                                                 --               (20)
      Deferred compensation                                                             85                 74
      Change in assets and liabilities:
        Accounts receivable                                                          (265)                114
        Accounts payable                                                                66              2,239
        Other accrued liabilities                                                    (662)            (3,517)
        Other                                                                          779              (317)
        Deferred contract revenue                                                    (902)                 94
        Restructuring charges                                                        (184)              5,745
                                                                               ------------        -----------
             Net cash used in operating activities                                 (8,639)            (3,949)
                                                                               ------------        -----------

Cash flows from investing activities:

   Purchases of property and equipment                                               (628)              (141)
   Sales/maturities of marketable securities                                         6,738             49,316
   Purchases of marketable securities                                              (2,933)           (38,549)
                                                                               ------------        -----------
             Net cash provided by investing activities                               3,177             10,626
                                                                               ------------        -----------

Cash flows from financing activities:
   Issuance of common stock and collection of notes
      receivable from stockholders, net                                                594                400
   Purchase of treasury stock                                                           --              (358)
   Repayment of notes payable                                                      (2,000)                 --
                                                                               ------------        -----------
             Net cash provided by (used in) financing activities                   (1,406)                 42
                                                                               ------------        -----------

Net increase (decrease) in cash and cash equivalents                               (6,868)              6,719
Cash and cash equivalents at beginning of period                                    11,582              6,683
                                                                               ------------        -----------
Cash and cash equivalents at end of period                                         $ 4,714           $ 13,402
                                                                               ============        ===========

Supplemental cash flow data:

   Cash paid during the period for interest                                        $ 2,000               $ --
Supplemental disclosure of non-cash investing
   and financing:
   Change in net unrealized gains on securities                                       $ 96           $ 10,830

[FN]

           The accompanying notes are an integral part of these consolidated financial statements.


                                   SCIOS INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (unaudited)

1.       Basis of Presentation and Accounting Policies

                  The unaudited consolidated financial statements of Scios Inc. ("Scios" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 2000 and the Company's consolidated results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

                  These financial statements and the notes accompanying them should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999. Investors are encouraged to review the Form 10-K for a broader discussion of the Company's business and the opportunities and risks inherent in the Company's business.
         Copies of the 10-K are available from the Company on request and from the Securities and Exchange Commission's Edgar database at web site www.sec.gov.

                  The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

2.       Restructuring Charges and Expenses

                  On March 1, 1999, the Company announced a restructuring plan that included reduction of the Company's full-time workforce by approximately 30% and the consolidation of its headquarters, development and research staff into currently leased facilities in Sunnyvale, California. The Company recorded a one-time restructuring charge of approximately $6.7 million for the disposal of certain excess assets and severance costs. At March 31, 2000, the remaining balance in the reserve was $0.9 million.


                                                                                  Lease

                                                        Workforce      Asset       exit   Contractual
       Restructuring charge                            reductions  Disposals      costs   commitments Facilities      Total
       ---------------------------------------------------------------------------------------------------------------------

       Restructuring provisions at March 1, 1999           $2,819     $1,800       $581        $1,110       $360     $6,670

       Charges to restucture in 1999                       (2,293)      (400)    (1,795)         (555)      (305)    (5,348)

       1999 change in estimate                                233     (1,400)     1,507          (555)       (55)      (270)
                                                     -----------------------------------------------------------------------
       Restructuring liability at December 31, 1999           759         --        293            --         --      1,052
                                                     -----------------------------------------------------------------------

       First quarter 2000 activity                          (111)         --       (73)            --         --      (184)
                                                     -----------------------------------------------------------------------

       Restructuring liability at March 31, 2000             $648       $ --       $220          $ --       $ --       $868
                                                     =======================================================================

3.       Computation of Loss Per Share

                  The  following   table  sets  forth  the  computation  of  the
         Company's basic and diluted loss per share (in thousands, except per share amounts):


                                                                                 Three months ended
                                                                                       March 31,

                                                                                   2000                1999
                --------------------------------------------------------- -------------- ----- -------------

                Numerator

                Basic

                   Net loss                                                   ($ 9,525)           ($ 9,857)

                Diluted

                   Net loss                                                   ($ 9,525)           ($ 9,857)

                Denominator

                Basic

                   Weighted average shares                                       37,780              37,747
                   Effect of dilutive securities:
                     Employee stock options                                         ---                 ---
                   Weighted average shares and assumed
                      Conversions                                                37,780              37,747

                Basic loss per share                                            ($0.25)             ($0.26)

                Diluted loss per share                                          ($0.25)             ($0.26)

                  The potentially dilutive effect of outstanding options to purchase common stock would have been anti-dilutive in both 2000 and 1999, and they were therefore excluded from the diluted earnings calculation for both periods. Although potentially dilutive, the payoff of the Genentech loan through the issuance of stock would have been anti-dilutive in both 2000 and 1999 and was therefore excluded from the calculations.

                  At March 31, 2000, stock options at prices ranging from $3.688 to $6.125 per share would have increased the number of weighted average common shares outstanding by 597 shares for the three-month period of 2000 but were not included in the computation of diluted loss per share because they were antidilutive.

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

                  All long-lived assets are located in the United States and all revenues were earned in the United States in the first quarter of 2000 and 1999, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         In accordance with Federal laws, the Company reminds readers that the following discussion contains forward-looking statements about plans, objectives, future results and intentions of The Company. These forward-looking statements are based on the current expectations of the Company, and the Company assumes no obligation to update this information. Realization of these plans and results involves risks and uncertainties, and the Company's actual results could differ materially from the historical results or future plans discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those items discussed below, as well as the considerations discussed in the Company's Form 10-K for the year ended December 31, 1999.

 Operating Results

         The net loss for the quarter ended March 31, 2000 was $9.5 million compared to the net loss of $9.9 million in the corresponding quarter of 1999. In the first quarter of 1999, the Company recorded a $6.7 million restructuring charge that was partially offset by $4.8 million in gains on the sale of Guilford Pharmaceuticals Inc. ("Guilford") stock.

         Total revenues for the three months ended March 31, 2000 were $9.2 million versus $12.7 million in the first quarter of 1999. The decrease in revenues was principally due to a $2.5 million decline in sales from psychiatric products under license from SmithKline Beecham Corporation (the "SB Products") and from a decline in co-promotion commissions. The decrease in SB Product sales was partially the result of reduced distributor inventories due to a temporary shortening of the shelf-life of Eskalith CR, one of five products developed and manufactured by SmithKline Beecham that are now sold by the Company. The Company expects that over time SB Product sales will continue to erode because of competition from new market entrants and generic drugs. The decrease of $0.8 million in co-promotion commissions was mainly due to the timing of co-promotion incentive payments received in the first quarter of 1999 for co-promotion of Risperdal(R) (risperidone). The Company expects to receive the next Risperdal(R) co-promotion incentive payment in the second quarter of 2000, although the amount cannot be presently predicted. Contract revenues for the three months ended March 31, 2000 were $1.9 million compared to $2.2 million in 1999. Included in first quarter contract revenues was a milestone payment of $0.6 million from Biosite under the Company's license agreement with Biosite for diagnostic uses of BNP. In the first quarter Biosite was unsuccessful in achieving a recommendation for approval of its diagnostic product from an FDA advisory panel as the panel requested further data which Biosite is developing.

         Total costs and expenses for the three months ended March 31, 2000 were $18.8 million compared to $28.0 million for the same period in 1999. The spending decrease was mainly due to a one-time charge of $6.7 million for restructuring the Company that was recorded in the first quarter of 1999. Spending for research and development decreased from $10.5 million in the first quarter of 1999 to $9.3 million for the comparable period in 2000 due to cost savings from the reorganization and down-sizing of the Company on March 1, 1999. Expenses for marketing, general and administration increased to $5.8 million from $5.3 million for the three-month periods ended March 31, 2000 and 1999, respectively, because of increased proxy, consulting, legal and Natrecor(R) marketing expenses. The first quarter decrease of $1.2 million in cost of goods from 1999 to 2000 was the result of lower SB Product sales. Profit distribution to SB decreased from $1.1 million for the first quarter of 1999 to $0.6 million for the same period in 2000 because of the decline in SB product sales.

         Other income and expense decreased $5.4 million from the quarter ended March 31, 1999 to the comparable quarter in 2000. The decrease in income was principally due to the $4.8 million decrease in realized gains on sale of securities. In the first quarter of 1999, the Company sold 1.3 million shares of Guilford stock for a gain of $4.8 million. In the quarter ended March 31, 2000, investment income increased by $0.3 million from the same period in 1999. The increase was due to higher interest rates in the first quarter of 2000 and a higher cash balance from quarter to quarter. Interest expense increased from $0.7 million to $1.0 million for the three months ended March 31, 2000 and 1999, respectively, due to increased notes payable balances period to period.

         In 1999, the Company determined with the FDA the nature of the additional clinical trial (referred to by the Company as the "VMAC Trial") that the agency will require before it will consider approval of Natrecor for marketing. The Company has continued regular interactions with the FDA about the filing of an amended NDA containing the results of the VMAC Trial. The Company initiated enrollment in the VMAC Trial in October 1999 and as of April 25, 2000 has enrolled 352 patients in the study, which will consist of approximately 500 patients at an estimated cost of $10.0 million.

         The ability of the Company to achieve profitability depends principally on the Company's success in developing and commercializing its own products and on its ability to complete agreements with third parties that result in additional revenue. Among the factors that will determine the Company's success in commercializing its products are: the demonstrated safety and efficacy of products in development; the cost of and the time taken to complete clinical trials and regulatory submissions; the timing and scope of regulatory approvals, particularly with respect to the Company's lead product Natrecor; the Company's ability to maintain a cost-effective drug supply; the Company's success in developing and implementing cost effective sales and marketing strategies either on its own behalf or in partnership with other companies; and the level of market acceptance if products are approved, both at product launch and over time. The Company's ability to raise additional revenue through third parties will be dependent on the factors described above, as well as other factors such as: its success in marketing and selling the third-party products which it may acquire the right to co-promote; the disposition of various patent proceedings related to the protection of the Company's potential products; the perceived value of the Company's current product portfolio and research programs to outside parties; and the success of third parties, such as Kaken Pharmaceutical Co., Ltd. and Chiron Corporation on Fiblast and Novo Nordisk A/A on GLP-1, in developing and commercializing the Company's products.

Liquidity and Capital Resources

         Combined cash, cash equivalents and marketable securities (both current and non-current) totaled $89.9 million at March 31, 2000, a decrease of $10.8 million from December 31, 1999. The decrease was primarily attributable to cash used to fund operations and to the repayment of $2.0 million in debt.

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

         The Company's resources of $89.9 million in cash, cash equivalents and marketable securities (both current and non-current) at March 31, 2000, together with a $3.4 million operating lease line that expires December 31, 2001 and revenues from product sales, collaborative agreements, interest income and any funding from existing or future debt or equity arrangements, will be used to support current and new clinical trials for proprietary products under development, to support development and commercialization efforts for prospective products and for other general purposes. The Company believes its cash resources will be sufficient to meet its operating and capital requirements for at least the next several years. Key factors that will affect future cash use and the timing of the Company's need to seek additional financing include the Company's decisions concerning the degree to which it will incur expenses to launch its products in the United States market following the necessary regulatory approvals, the results of the Company's partnering efforts, the timing and amounts realized from licensing and partnering activities, the rate of spending required to develop the Company's products and respond to changing business conditions, and the net contribution produced by the Company's ability to co-promote and market products for third parties.

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

         The information above contains forward-looking statements including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements should be read in conjunction with the Company's disclosures in its most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Part II.  Other Information

Item 2.  Changes in Securities

        The Certificate of Designation authorizing 50,000 shares of the Company's Series B Preferred Stock, $.001 par value was filed with the Delaware Secretary of State on April 17, 2000 (See the attached Exhibit 3.3). The Series B Preferred Stock does not have any voting rights and each share is convertible into 100 shares of the Company's Common Stock at the option of the holder. The holders of the Series B Preferred Stock have certain preferences over the holders of Common Stock upon the liquidation, dissolution or winding up of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on February 28, 2000.

          (a) The following individuals were elected directors of the Company, each to serve until a successor is elected:


                                                         Total Vote For               Total Vote Withheld
                  Name                                    Each Director                From Each Director

                  Samuel H. Armacost                        30,184,440                            177,204
                  Richard B. Brewer                         30,108,197                            253,447
                  Randal J. Kirk                            23,974,045                            590,796
                  Donald B. Rice, Ph.D.                     30,186,487                            175,157
                  Charles A. Sanders, M.D.                  30,164,751                            196,893
                  Solomon H. Snyder, M.D.                   30,182,749                            178,895
                  Burton E. Sobel, M.D.                     30,188,588                            173,056
                  Eugene L. Step                            30,213,540                            148,104

          (b) The following matter was approved by stockholder vote, with votes cast as indicated:

               o To ratify the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for fiscal year 1999:

                                    Votes cast for:       30,167,023
                                    Votes cast against:       74,322
                                    Abstentions:             120,229
                    Broker non-votes were not relevant to the foregoing matters.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Number         Description
         -------        -----------

             3.3 Certificate of Designation of Series B Preferred Stock filed with the Delaware Secretary of State on April 17, 2000

            27          Financial Data Schedule

(b)      Reports on Form 8-K

         Report on Form 8-K, dated January 24, 2000 (pursuant to Item 5) regarding the adoption of the Company's Change of Control Severance Plan.

         Report on Form 8-K, dated February 1, 2000 (pursuant to Item 5) regarding the Company's Proxy Settlement Agreement dated January 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SCIOS INC.

May 15, 2000                          By:      /s/ Richard B. Brewer
                                         ---------------------------------------
                                            Richard B. Brewer, President and CEO


 May 15, 2000                         By:      /s/ David W. Gryska
                                         ---------------------------------------
                                         David W. Gryska, Vice President and CFO