Form 10-Q
period 2000-06-30
SCIOS INC
filed 2000-08-14
CIK 726512

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

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

                                   SCIOS INC.
                                 AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
------


Item 1.  Financial Statements


                                   SCIOS INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                                                                    June 30,              December 31,
     ASSSETS                                                                         2000                    1999
                                                                                ---------------        -----------------


     Cash and cash equivalents                                                         $12,632                  $11,582
     Marketable securities                                                              21,261                   18,776
     Accounts receivable                                                                 3,087                    3,068
     Prepaid expenses                                                                      429                      899
                                                                                ---------------        -----------------

       Total current assets                                                             37,409                   34,325

Marketable securities, non-current                                                      48,987                   70,354
Property and equipment, net                                                             10,268                   11,534
Other assets                                                                             1,246                    2,059
                                                                                ---------------        -----------------


TOTAL ASSETS                                                                           $97,910                 $118,272
                                                                                ---------------        -----------------


     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $2,652                   $1,572
     Other accrued liabilities                                                           9,306                   11,157
     Deferred contract revenue                                                          17,148                   17,890
     Current portion of long term debt                                                      --                    2,000
                                                                                ---------------        -----------------

       Total current liabilities                                                        29,106                   32,619

Long-term debt                                                                          44,876                   42,866
                                                                                ---------------        -----------------

       Total liabilities                                                                73,982                   75,485
                                                                                ---------------        -----------------


Stockholders' equity:
     Series A preferred stock; $.001 par value; 20,000,000
        shares authorized; none issued and outstanding                                      --                       --
     Series B preferred stock; $.001 par value; 5,000,000
        shares authorized; none issued and outstanding                                      --                       --
     Common stock; $.001 par value; 150,000,000
        shares authorized; issued and outstanding
        38,468,652 and 38,468,652 shares, respectively                                      38                       38
     Additional paid-in capital                                                        416,746                  416,600
     Treasury stock; 631,358 and 735,036
        shares, respectively                                                           (2,970)                  (3,458)
     Notes receivable from stockholders                                                  (167)                    (108)
     Deferred compensation, net                                                          (169)                    (340)
     Accumulated other comprehensive loss                                                (831)                  (1,060)
     Accumulated deficit                                                             (388,719)                (368,885)
                                                                                ---------------        -----------------

       Total stockholders' equity                                                       23,928                   42,787
                                                                                ---------------        -----------------


     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $97,910                 $118,272

                                                                                ---------------        -----------------

[FN]

The accompanying notes are an integral part of these consolidated financial statements.


                                   SCIOS INC.
                                 AND SUBSIDIARY

          Consolidated Statements of Operations and Comprehensive Loss
                 (In thousands, except share and per share data)


                                                              Three months ended                       Six months ended
                                                                   June 30,                                June 30,
                                                           2000                1999                2000                1999
                                                      ----------------    ---------------     ---------------     ---------------

                                                                 (Unaudited)                             (Unaudited)
Revenues:
      Product sales                                            $7,895             $9,472             $13,202             $17,294
      Co-promotion commissions                                  2,049              1,886               4,074               4,614
      Research & development contracts                          1,482              2,885               3,376               5,062
                                                      ----------------    ---------------     ---------------     ---------------

                                                               11,426             14,243              20,652              26,970
                                                      ----------------    ---------------     ---------------     ---------------


Costs and expenses:
      Cost of goods sold                                        4,603              4,890               7,703               9,198
      Research and development                                 11,294              8,129              20,578              18,672
      Marketing, general and administration                     5,593              4,249              11,369               9,568
      Profit distribution to third parties                        920              1,528               1,521               2,645
      Restructuring charges (credits)                           (993)                 --               (993)               6,670
                                                      ----------------    ---------------     ---------------     ---------------

                                                               21,417             18,796              40,178              46,753
                                                      ----------------    ---------------     ---------------     ---------------


Loss from operations                                          (9,991)            (4,553)            (19,526)            (19,783)

Other income and expense:
      Investment income                                         1,204              1,100               2,588               2,126
      Interest expense                                        (1,019)              (670)             (2,010)             (1,340)
      Realized gains (losses) on securities                     (100)                305               (184)               5,091
      Other income (expense), net                               (403)                 41               (702)                 272
                                                      ----------------    ---------------     ---------------     ---------------

                                                                (318)                776               (308)               6,149

                                                      ----------------    ---------------     ---------------     ---------------

      Net loss                                               (10,309)            (3,777)            (19,834)            (13,634)
                                                      ----------------    ---------------     ---------------     ---------------


Other comprehensive income (loss):
      Change in unrealized gains (losses)
            on securities                                         325              (978)                 229            (11,808)
                                                     ----------------    ---------------     ---------------     ---------------

Comprehensive loss                                           ($9,984)           ($4,755)           ($19,605)           ($25,442)
                                                     ----------------    ---------------     ---------------     ---------------


      Loss per common share:
           Basic and diluted                                  ($0.27)            ($0.10)             ($0.52)             ($0.36)
                                                     ----------------    ---------------     ---------------     ---------------


           Weighted  average  number  of  Common  shares   outstanding  used  in
             calculation of:

           Basic and diluted                               37,780,077         37,724,094          37,780,077          37,735,349
                                                      ----------------    ---------------     ---------------     ---------------


[FN]

The accompanying notes are an integral part of these consolidated financial statements


                                                 SCIOS INC.
                                               AND SUBSIDIARY
                                    Consolidated Statements of Cash Flows
                                               (In thousands)
                                                                                     Six months ended
                                                                                         June 30,
                                                                                 2000                1999
                                                                              ------------        -----------
                                                                                       (Unaudited)

Cash flows from operating activities:

   Net loss                                                                     ($19,834)          ($13,634)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                                 1,967              1,551
      Accrued long-term interest payable                                            2,010              1,339
      (Gain) loss on sale of securities                                               184            (5,091)
      Minority interest                                                                --               (20)
      Deferred compensation                                                           170                148
      Change in assets and liabilities:
        Accounts receivable                                                          (19)              2,287
        Accounts payable                                                            1,079              (561)
        Other accrued liabilities                                                   (799)            (2,904)
        Other                                                                       1,224               (45)
        Deferred contract revenue                                                   (742)                335
        Restructuring charges                                                     (1,052)              4,019
                                                                              ------------        -----------
             Net cash used in operating activities                               (15,812)           (12,576)
                                                                              ------------        -----------

Cash flows from investing activities:

   Purchases of property and equipment                                              (701)            (1,843)
   Proceeds from the sale of assets                                                    --              1,500
   Sales/maturities of marketable securities                                       34,262             68,303
   Purchases of marketable securities                                            (15,335)           (55,287)
                                                                              ------------        -----------
             Net cash provided by investing activities                             18,226             12,673
                                                                              ------------        -----------

Cash flows from financing activities:
   Issuance of common stock and collection of notes
      receivable from stockholders                                                    636              1,189
   Purchase of treasury stock                                                          --            (1,047)
   The payment of notes payable                                                   (2,000)                 --
                                                                              ------------        -----------
             Net cash provided by (used in) financing activities                  (1,364)                142
                                                                              ------------        -----------

Net increase in cash and cash equivalents                                           1,050                239
Cash and cash equivalents at beginning of period                                   11,582              6,683
                                                                              ------------        -----------
Cash and cash equivalents at end of period                                       $ 12,632            $ 6,922
                                                                              ============        ===========

Supplemental cash flow data:

   Cash paid during the period for interest                                        $2,000                $--
Supplemental disclosure of non-cash investing
   and financing:
   Change in net unrealized gains on securities                                     $ 229           $ 11,808

[FN]

           The accompanying notes are an integral part of these consolidated financial statements.

                                  SCIOS INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.       Basis of Presentation and Accounting Policies

               The unaudited consolidated financial statements of Scios Inc. ("Scios" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at June 30, 2000 and the Company's consolidated results of operations for the three-month and six-month periods ended June 30, 2000 and 1999. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

2.       Restructuring Charges and Expenses

               On March 1, 1999, the Company announced a restructuring plan that included reduction of the Company's full-time workforce by approximately 30% and the consolidation of its headquarters, development and research staff into currently leased facilities in Sunnyvale, California. The Company recorded a one-time restructuring charge of approximately $6.7 million for the disposal of certain unused assets and severance costs. All restructuring activities were complete by the end of the second quarter of 2000, leaving a remaining balance of $1.0 million in the reserve. The unused reserve was due to changes in the estimates of the cost of workforce reductions and the gain on the sale of excess capital assets that were unanticipated. The reserve was credited to restructure expense in the second quarter of 2000.

                                                                       Asset      Lease
                                                        Workforce (Disposal)       exit     Contractual
       Restructuring charge (credits)                  reductions   Proceeds      costs     Commitments  Facilities       Total
       -------------------------------------------------------------------------------------------------------------------------

       Restructuring provisions at March 1, 1999           $2,819     $1,800       $581          $1,110        $360      $6,670
       Charges to restucture in 1999                      (2,293)               (1,795)
                                                                       (400)                      (555)       (305)     (5,348)
       1999 change in estimate:                               233    (1,400)
                                                                                 1,507            (555)        (55)       (270)
                                                     ---------------------------------------------------------------------------
       Restructuring liability at December 31, 1999           759         --       293              --          --       1,052
                                                     ---------------------------------------------------------------------------

       First quarter 2000 activity                          (111)                 (73)              --          --       (184)
       Second quarter 2000 activity                         (159)        284        --              --          --         125

                                                     ---------------------------------------------------------------------------
       Restructure balance on completion                      489        284       220              --          --         993
       Credit to restructure reserve on completion
             of restructuring plan                          (489)      (284)     (220)              --          --       (993)
                                                     ---------------------------------------------------------------------------

       Restructuring liability at June 30, 2000            $----      $----      $----           $----       $----       $----
                                                  ==============================================================================


3.       Computation of Loss Per Share

               The following table sets forth the computation of the Company's basic and diluted loss per share (in thousands, except per share amounts):

                                                          Three months ended                Six months ended
                                                               June 30,                         June 30,
                                                         2000             1999                2000         1999
                                                        -----------     -----------     -----------     -----------
                                                        C>

         Numerator

         Basic

            Net loss                                    $  10,309      $   3,777        $ 19,834        $ 13,634
                                                        -----------     -----------     -----------     -----------
         Diluted

             Net loss                                   $  10,309      $   3,777        $ 19,834       $  13,634
                                                        -----------     -----------     -----------     -----------

         Denominator

         Basic

            Weighted average shares                        37,781         37,724          37,781           37,735

         Basic loss per share                             $  0.27        $  0.10        $   0.52        $    0.36
                                                        -----------     -----------     -----------     -----------

Diluted (loss) per share                                  $  0.27        $  0.10        $   0.52        $    0.36
                                                        -----------     -----------     -----------     -----------


               The potentially dilutive effect of outstanding options to purchase common stock would have been anti-dilutive in both 2000 and 1999, and were therefore excluded from the diluted earnings calculation for both periods. Although potentially dilutive, the payoff of the Genentech loan through the issuance of stock would have been anti-dilutive in both 2000 and 1999 and was therefore excluded from the calculations.

               At June 30, 2000 and 1999 stock options at prices ranging from $3.8125 to $5.5625 and from $3.688 to $7.125 per share, respectively, would have increased the number of weighted average common shares outstanding for both the three-month and six-month periods of 2000 and 1999, but were not included in the computation of diluted loss per share because they were antidilutive.

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

               All long-lived assets are located in the United States and all revenues were earned in the United States in the six-month periods ended June 30, 2000 and 1999.




5.       Recent Accounting Pronouncements

               In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), " Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 will be effective for fiscal years beginning in 2001. The Company does not currently hold derivative instruments or engage in hedging activities.

               In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 requires that license and other upfront fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company has not yet determined the impact of its implementation on the reporting of the Company's contract revenue. SAB 101 will be effective beginning the third quater 2000.

               In March 2000, the Financial Accounting Standards Board Issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB no. 25," ("FIN 44"). The Interpretation clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that FIN 44 will not have a material effect on the financial position or results of operations of the Company.

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

Operating Results
-----------------

     Three Months Ended June 30, 2000 and 1999

     Revenues in the second quarter of 2000 were $11.4 million and included $7.9 million in product sales, $2.0 million in co-promotion commissions, and $1.5 million in contract revenues. Revenues in the corresponding quarter of 1999 were $14.2 million, including $9.5 million in product sales, $1.9 million in co-promotion commissions and $2.9 million in contract revenues. The decrease in revenues from the second quarter of 1999 to the same period in 2000 was mainly due to a $1.6 million decline in sales of psychiatric products under licenses from SmithKline Beecham Corporation ("SB Products") and to the decline in contract revenue of $1.4 million. The decline was partially offset by a $0.1 million increase in co-promotion commissions period to period. The decrease in SB Product sales was partially the result of reduced distributor inventories due to a temporary shortening of the shelf-life of Eskalith CR, one of five products developed and manufactured by SmithKline Beecham Corporation that are now sold by the Company. The Company expects that over time SB Product sales will continue to erode because of competition from new market entrants and generic drugs. The decline quarter-to-quarter in contract revenue was due to the Company's receipt in 1999 of a one-time milestone payments of $1.0 million from Gen-Vec and $0.4 million in contract revenue from Bayer AG ("Bayer") that were not repeated in 2000.

     The Company incurred total operating expense of $21.4 million in the second quarter of 2000 versus $18.8 million for the same period in 1999. The $2.6 million increase in expenses was mainly due to the increase of $3.2 million in research and development expenses and $1.4 million in marketing, general and administrative expenses that were partially offset by the decrease in cost of goods, profit distribution to third parties and restructuring credits. The increase in research and development expenses was mainly due to increases in Natrecor clinical trial expenses and to increased expenses for development of p-38 kinase inhibitors. The increase in marketing, general and administrative was mainly the result of increased Natrecor marketing activities and other consulting during the period. The decline quarter-to-quarter in cost of goods and profit distribution was a result of the decline in sales of SB Products. In the second quarter the Company completed the 1999 restructuring activities and recorded a $1.0 million credit to the statement of operations relating to the unused portion of the restructure reserve.

     Other income and expense were $0.8 million of income for the second quarter of 1999 compared to $0.3 million of expense in 2000. Investment income increased $0.1 million from quarter-to-quarter due mainly to higher interest rates. Interest expense increased from $0.7 million in 1999 to $1.0 million in 2000 due to increases in interest rates quarter-to-quarter and to increased notes payable balances period-to-period. Realized gains on sales of securities were $0.3 million in the second quarter of 1999 compared to a loss of $0.1 million in 2000. Other income was $0.4 million in 1999 and was mainly comprised of rental income, which the Company did not have in 2000 because the rental properties were sold as part of the restructure in 1999.

     The net loss for the second quarter of 2000 was $10.3 million compared to a net loss of $3.8 million in the second quarter of 1999. The $6.5 million increase in losses quarter-to-quarter was mainly the result of decreasing SB product sales and increasing expenses for Natrecor clinical trials and development costs for p-38 kinase inhibitors.

     Six Months Ended June 30, 2000 and 1999

     Total revenues for the six months ended June 30, 2000 were $20.7 million versus $27.0 million for the same period in 1999. The $6.3 million decrease in revenues was principally due to declines of $4.1 million in sales from psychiatric products under license from SB, $0.5 million in co-promotion commissions and $1.7 million in research and development contracts. The decrease in SB Product sales was partially the result of reduced distributor inventories due to a temporary shortening of the shelf-life of Eskalith CR and to competition from new market entrants and generic drugs. Co-promotion commissions declined as a result of lower incentive payments received from co-promotion of Risperdal(R) (risperidone) in 2000 versus 1999. The decrease in research and development revenue from 1999 to 2000 was mainly the result of a $1.2 million decrease in revenue from Bayer, the Company's former Natrecor(R) partner, and from a $0.4 million decrease in milestone payments. In the six-month period of 1999, the Company received a $1.0 million milestone payment from Gen-Vec versus a $0.6 million payment in the same period in 2000 from Biosite for diagnostic uses of BNP.

     Total costs and expenses for the six months ended June 30, 2000 were $40.2 million compared to $46.8 million for the same period in 1999. The spending decrease was mainly due to a one-time charge of $6.7 million for corporate restructuring activities that was recorded in the first quarter of 1999. On completion of the corporate restructuring in the current period, the Company recorded a $1.0 million credit relating to the unused portion of the restructuring reserve. Cost of goods decreased $1.5 million from period to period as a result of the decline in SB product sales. Spending for research and development increased $1.9 million from $18.7 million to $20.6 million for the six-month period in 1999 and 2000, respectively. The increase was the result of a $3.6 million increase in Natrecor clinical trial expenses which was partially offset by the decreases in headcount expenses that resulted from the restructure in March 1999. The marketing, general and administrative expense increase of $1.8 million was mainly attributable to proxy contest expenses and increases in consulting, marketing and medical education symposia for Natrecor. Profit distribution to third parties declined $1.1 million from the six-month period in 1999 to the comparable period in 2000 because of decreased sales of SB Products.

     Other income and expense decreased $6.4 million from the six-month period ended June 30, 1999 to the comparable period in 2000. The decrease in income was principally due to the $5.3 million decrease in realized gains on sale of securities. In the first quarter of 1999, the Company sold its remaining 1.3 million shares of Guilford Pharmaceuticals, Inc. stock for a gain of $4.8 million. In the six-month period ended June 30, 2000, investment income increased by $0.5 million from the same period in 1999. The increase was principally due to higher interest rates and cash balances for the six-month period in 2000 compared to the same period in 1999. Interest expense increased to $2.0 million from $1.3 million for the six months ended June 30, 2000 and 1999, respectively, due to increased notes payable balances and higher interest rates from period to period.

     In 1999, the Company determined with the Food and Drug Administration ("FDA") the nature of the additional clinical trial (referred to by the Company as the "VMAC Trial") that the agency requires before it will consider approval of Natrecor for marketing. The Company has continued regular interactions with the FDA about the filing of an amended NDA containing the results of the VMAC Trial. The Company initiated enrollment in the VMAC Trial in October 1999 and on July 31, 2000 announced the completion of the 480 patient study.

     The ability of the Company to achieve profitability depends principally on the Company's success in developing and commercializing its own products and on its ability to complete agreements with third parties that result in additional revenue. Among the factors that will determine the Company's success in commercializing its products are: the demonstrated safety and efficacy of products in development; the cost of and the time taken to complete clinical trials and regulatory submissions; the timing and scope of regulatory approvals, particularly with respect to the Company's lead product Natrecor; the Company's ability to maintain a cost-effective drug supply; the Company's success in developing and implementing cost effective sales and marketing strategies either on its own behalf or in partnership with other companies; and the level of market acceptance if products are approved, both at product launch and over time. The Company's ability to raise additional revenue through third parties will be dependent on the factors described above, as well as other factors such as: its success in marketing and selling the third-party products which it may acquire the right to co-promote; the disposition of various patent proceedings related to the protection of the Company's potential products; the perceived value of the Company's current product portfolio and research programs to outside parties; and the success of third parties, such as Kaken Pharmaceutical Co., Ltd. and Chiron Corporation on Fiblast and Novo Nordisk A/S on GLP-1, in developing and commercializing the Company's products.




Liquidity and Capital Resources
-------------------------------

     Combined cash, cash equivalents and marketable securities (both current and non-current) totaled $82.9 million at June 30, 2000, a decrease of $17.8 million from December 31, 1999. The decrease was primarily attributable to cash used to fund operations and to the repayment of $2.0 million in debt.

     The Company is striving to achieve profitability over the next several years, however the Company expects it may incur losses over the next two years. The timing of the Company's success in reaching its objectives to achieve and sustain profitability, in the short term, depends principally on the success of the Company in achieving regulatory approvals and generating sales from Natrecor. Profitability will also depend on a number of other factors including the Company's success and timeliness of its product development, clinical trial, regulatory approval and product introduction efforts. Other contributing factors will be the Company's ability to develop new revenue sources to support research and development programs and its success in marketing and promoting the products of third parties that may be licensed by the Company.

     The Company's resources of $82.9 million in cash, cash equivalents and marketable securities (both current and non-current) at June 30, 2000, together with a $3.4 million operating lease line that expires December 31, 2001 and revenues from product sales, collaborative agreements, interest income and any funding from existing or future debt or equity arrangements, will be used to support current and new clinical trials for proprietary products under development, to support development and commercialization efforts for prospective products and for other general purposes. The Company believes its cash resources will be sufficient to meet its operating and capital requirements for at least the next several years. Key factors that will affect future cash use and the timing of the Company's need to seek additional financing include the Company's decisions concerning the degree to which it will incur expenses to launch its products in the United States market following the necessary regulatory approvals, the results of the Company's partnering efforts, the timing and amounts realized from licensing and partnering activities, the rate of spending required to develop the Company's products and respond to changing business conditions, and the net contribution produced by the Company's ability to co-promote and market products for third parties.

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

     The information above contains forward-looking statements including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and the adequacy of its resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that actual results may be different than those expected and that forward-looking statements should be read in conjunction with the Company's disclosures in its most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), " Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 will be effective for fiscal years beginning in 2001. The Company does not currently hold derivative instruments or engage in hedging activities.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 requires that license and other upfront fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company has not yet determined the impact of its implementation on the reporting of the Company's contract revenue. SAB 101 will be effective beginning in the third quarter 2000.

     In March 2000, the Financial Accounting Standards Board Issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB no. 25," ("FIN 44"). The Interpretation clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that FIN 44 will not have a material effect on the financial position or results of operations of the Company.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     No significant change in market risk has occurred since the filing by the Company on form 10-K for the year ended December 31, 1999. Reference is made to
Part II, item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 1999

Part II.  Other Information

Item 2.  Changes in Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K

         None.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SCIOS INC.

                                        /s/ Richard B. Brewer
August 14, 2000                     By:________________________________________
                                       Richard B. Brewer, President and CEO


                                       /s/ David W. Gryska
August 14, 2000                    By:_________________________________________
                                      David W. Gryska,  Vice President and CFO