Form 10-Q
period 2000-09-30
SCIOS INC
filed 2000-11-13
CIK 726512

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


Title                                                        Outstanding

Common Stock, $.001 par value                                38,468,652

                                   SCIOS INC.
                                 AND SUBSIDIARY



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements




                                   SCIOS INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                         (In thousands, except share data)
                                                                                    September 30,             December 31,
    ASSETS                                                                               2000                    1999
                                                                                  ------------------        -----------------
                                                                                  ------------------        -----------------
                                                                                     (Unaudited)
Current assets:
    Cash and cash equivalents                                                           $3,282                  $11,582
    Marketable securities                                                               19,181                   18,776
    Accounts receivable                                                                  2,960                    3,068
    Prepaid expenses                                                                       345                      899
                                                                                  ------------------        -----------------
      Total current assets                                                              25,768                   34,325

Marketable securities, non-current                                                      50,668                   70,354
Property and equipment, net                                                              9,358                   11,534
Other assets                                                                             1,045                    2,059
                                                                                  ------------------        -----------------
TOTAL ASSETS                                                                           $86,839                 $118,272
                                                                                  ==================        =================

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                   $2,915                   $1,572
    Other accrued liabilities                                                           8,293                   11,157
    Deferred contract revenue                                                          16,954                   17,890
    Current portion of long term debt                                                     --                     2,000
                                                                                  ------------------        -----------------
      Total current liabilities                                                        28,162                   32,619

Long-term debt                                                                         38,225                   42,866
                                                                                  ------------------        -----------------
      Total liabilities                                                                66,387                   75,485
                                                                                  ------------------        -----------------

Stockholders' equity:
    Series A preferred stock; $.001 par value; 20,000,000
       shares authorized; none issued and outstanding                                    --                        --
    Series B preferred stock; $.001 par value; 50,000
       shares authorized; 4,991 shares issued and outstanding                            --                        --
       in 2000 and none in 1999
    Common stock; $.001 par value; 150,000,000
       shares authorized; issued and outstanding
       38,468,652 and 38,468,652 shares in 2000                                          38                         38
       and 1999,  respectively
    Additional paid-in capital                                                      422,315                    416,600
    Treasury stock; 346,968 and 735,036
       shares, respectively                                                          (1,632)                    (3,458)
    Notes receivable from stockholders                                                 (211)                      (108)
    Deferred compensation, net                                                         (417)                      (340)
    Accumulated other comprehensive loss                                               (444)                    (1,060)
    Accumulated deficit                                                            (399,197)                  (368,885)
                                                                                  ------------------       -----------------
      Total stockholders' equity                                                     20,452                     42,787
                                                                                  ------------------       -----------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $86,839                   $118,272
                                                                                  ==================       =================

[FN]

    The accompanying notes are an integral part of these consolidated financial statements.



                                SCIOS INC.
                             AND SUBSIDIARY
      Consolidated Statements of Operations and Comprehensive Loss
             (In thousands, except share and per share data)

                                                             Three months ended                       Nine months ended
                                                                September 30,                           September 30,
                                                           2000               1999                2000                1999
                                                     -----------------   ----------------    ----------------    ----------------


                                                                (Unaudited)                             (Unaudited)
Revenues:
     Product sales                                             $7,085            $10,633             $20,287             $27,927
     Co-promotion commissions                                   1,875              2,025               5,950               6,639
     Research & development contracts                           1,192              2,067               4,567               7,129
                                                     -----------------   ----------------    ----------------    ----------------
        Net revenues                                           10,152             14,725              30,804              41,695
                                                     -----------------   ----------------    ----------------    ----------------

Costs and expenses:
     Cost of goods sold                                         4,232              5,638              11,935              14,836
     Research and development                                   9,645              7,042              30,223              25,714
     Marketing, general and administration                      5,841              5,557              17,204              15,125
     Profit distribution to third parties                         808              1,718               2,329               4,363
     Restructuring charges (credits)                               --                 --               (993)               6,670
                                                     -----------------   ----------------    ----------------    ----------------
        Total costs and expenses                               20,526             19,955              60,698              66,708
                                                     -----------------   ----------------    ----------------    ----------------

Loss from operations                                         (10,374)            (5,230)            (29,894)            (25,013)

Other income and expenses:
     Investment income                                          1,221              1,300               3,809               3,426
      Interest expense                                          (917)              (713)             (2,928)             (2,053)
     Realized gains (losses) on securities                        (3)               (92)               (187)               4,999
     Other income (expense), net                                (411)                 --             (1,112)                 272
                                                     -----------------   ----------------    ----------------    ----------------
        Total other income and expenses                         (110)                495               (418)               6,644

                                                     -----------------   --------------------------------------------------------
     Net loss                                                (10,484)            (4,735)            (30,312)            (18,369)
                                                     -----------------   --------------------------------------------------------

Other comprehensive loss:
      Changes in unrealized gains (losses)
       on securities                                              387               (40)                 616            (11,848)
                                                     -----------------   ----------------    ----------------    ----------------
       Comprehensive loss                                    ($10,097)           ($4,775)           ($29,696)           ($30,217)
                                                     -----------------   ----------------    ----------------    ----------------

     Loss per common share:
          Basic and diluted                                   ($0.28)            ($0.13)             ($0.80)             ($0.49)
                                                     -----------------   ----------------    ----------------    ----------------

          Weighted  average  number  of  common  shares   outstanding   used  in
            calculation of:
                                                     -----------------   ----------------    ----------------    ----------------
          Basic and diluted                                37,881,422         37,708,060          37,813,858          37,726,253
                                                     -----------------   ----------------    ----------------    ----------------


[FN]

The accompanying notes are an integral part of these consolidated financial statements.



                                   SCIOS INC.
                                AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                                                                     Nine months ended
                                                                                       September 30,
                                                                                  2000               1999
                                                                              -------------       ------------
                                                                                        (Unaudited)


Cash flows from operating activities:
   Net loss                                                                      ($30,312)          ($18,369)
   Adjustments to reconcile net loss to net
   Cash used in operating activities:
      Depreciation and amortization                                                  2,775              2,085
      Loss on property and equipment retirement                                        254                 --
      (Gain) loss on sale of securities                                                187            (4,999)
      Minority interest                                                                 --               (20)
      Deferred compensation                                                            232                233
      Change in assets and liabilities:
        Accounts receivable                                                            108              1,597
        Accounts payable                                                             1,342            (1,267)
        Accrued long term interest payable                                           2,927              2,053
        Other accrued liabilities                                                  (1,812)            (2,103)
        Other                                                                        1,568              (252)
        Deferred contract revenue                                                    (936)              5,302
        Restructuring charges                                                      (1,052)              3,263
                                                                              -------------       ------------
             Net cash used in operating activities                                (24,719)           (12,477)
                                                                              -------------       ------------

Cash flows from investing activities:
   Purchases of property and equipment                                               (853)            (3,486)
   Proceeds from the sale of assets                                                     --             21,744
   Sales/maturities of marketable securities                                        63,238             80,529
   Purchases of marketable securities                                             (43,528)           (88,254)
                                                                              -------------       ------------
             Net cash provided by investing activities                              18,857             10,533
                                                                              -------------       ------------

Cash flows from financing activities:
   Issuance of common stock and collection of notes
      receivable from stockholders, net                                              2,123              1,124
   Purchase of treasury stock                                                           --            (1,048)
   Payment of notes payable                                                        (4,561)                 --
                                                                              -------------       ------------
             Net cash provided by (used in) financing activities                   (2,438)                 76
                                                                              -------------       ------------

Net decrease in cash and cash equivalents                                          (8,300)            (1,868)
Cash and cash equivalents at beginning of period                                    11,582              6,683
                                                                              -------------       ------------
Cash and cash equivalents at end of period                                         $ 3,282            $ 4,815
                                                                              =============       ============

Supplemental cash flow data:
   Cash paid during the period for interest                                         $4,561                $--
Supplemental disclosure of non-cash investing
   And financing:
   Change in net unrealized gains (losses) on securities                             $ 616           $ 11,808
   Conversion of note payable to preferred stock                                   $ 5,006                $--

[FN]

       The accompanying notes are an integral part of these consolidated financial statements.


                                   SCIOS INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.       Basis of Presentation and Accounting Policies

         The unaudited consolidated financial statements of Scios Inc. ("Scios" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at September 30, 2000, the Company's consolidated results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and the consolidated cash flows for the nine-month period ended September 30, 2000 and 1999. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period. The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

3.       Computation of Loss Per Share

         The following table sets forth the computation of the Company's basic and diluted loss per share (in thousands, except per share amounts):


                                                          Three months ended              Nine months ended
                                                            September 30,                   September 30,
                                                         2000             1999              2000         1999
                                                   -----------------------------------------------------------------



         Numerator
         Basic
            Net loss                                    ($  10,484)     ($   4,735)      ($ 30,312)      ($ 18,369)

         Diluted
             Net loss                                   ($  10,484)     ($   4,735)      ($ 30,312)      ($ 18,369)

         Denominator
         Basic
            Weighted average shares                       37,881             37,708        37,814            37,726

         Basic loss per share                             ($  0.28)     ($    0.13)    ($     0.80)     ($    0.49)

         Diluted loss   per share                         ($  0.28)     ($    0.13)    ($     0.80)     ($    0.49)





         The potentially dilutive effect of preferred stock and outstanding options to purchase common stock would have been anti-dilutive in both 2000 and 1999, and were therefore excluded from the diluted earnings calculation for both periods. Although potentially dilutive, the payoff of the Genentech loan through the issuance of stock would have been anti-dilutive for both the nine-month periods ended 2000 and 1999 and was therefore excluded from the calculations.

         At September 30, 2000, the Company had 5,238,021 outstanding stock options at prices ranging from $3.6875 to $21.125 per share. Options to purchase common stock were excluded from earnings calculations because they were anti-dilutive.

4.       Industry and Geographic Segment Information

         Management uses one measurement of profitability for its business. The Company receives revenue from product sales and from licensing and development of products. The Company markets its products in the U.S. and receives licensing and other revenue from partners in the U.S., Canada, Europe and Asia Pacific and operates in one business segment.

         All long-lived assets are located in the United States and all revenues were earned in the United States in the nine-month periods ended September 30, 2000 and 1999.


5.       Recent Accounting Pronouncements

         In June 1999, the FASB issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 will be effective for fiscal 2001. The Company does not currently hold derivative instruments or engage in hedging activities.

         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 requires that license and other up front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company has not yet determined the impact of its implementation on the reporting of the Company's contract revenue.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB No. 25," ("FIN 44"). The Interpretation clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000, and did not have a material effect on the financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         In accordance with Federal laws, the Company reminds readers that the following discussion contains forward-looking statements about plans, objectives, future results and intentions of the Company. These forward-looking statements are based on the current expectations of the Company, and the Company assumes no obligation to update this information. Realization of these plans and results involves risks and uncertainties, and the Company's actual results could differ materially from the historical results or future plans discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those items discussed below, as well as the considerations discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


Operating Results

Three Months Ended September 30, 2000 and 1999

Revenues

     The Company had total revenues of $10.2 million and $14.7 million for the quarters ended September 30, 2000 and 1999, respectively. Net revenues include revenues from product sales, co-promotion commissions, and contracts (including research and development collaborations).

         Product sales of psychiatric products under licenses from SmithKline Beecham Corporation ("SB Products") accounted for 69.8 % of the revenues in the third quarter of 2000 and 72.2 % in the third quarter of 1999. However, during this period sales of the SB Products declined $3.5 million from $10.6 million in the third quarter of 1999 to $7.1 million in the current quarter. The decrease was largely the result of reduced distributor inventories caused by manufacturing and product shelf life issues of Eskalith CR (one of five products developed and manufactured by SB that are now sold by the Company), coupled with the erosion of sales as a result of new market entrants and generic drugs.

         Co-promotion commissions were $1.9 million for the third quarter of 2000 and $2.0 million for the same quarter in 1999. Co-promotion commissions declined as a result of lower incentive payments received from co-promotion of Risperdal (risperidone). Contract revenues were $1.2 million for the quarter ended September 30, 2000 and $2.1 million for the comparable quarter in 1999. The decline in the current quarter reflects the Company's receipt in 1999 of a one-time milestone payment of $0.3 million for BNP diagnostics, and contract revenues of $0.4 million from Bayer AG ("Bayer"), and $0.2 million in other contract revenues that were not repeated in 2000.

Cost of Goods Sold

         Cost of goods sold was $4.2 million, or 59.7% of net product sales, for the quarter ended September 30, 2000, and $5.6 million, or 53.0% of net product sales, for the quarter ended September 30, 1999. Net product sales includes allowances for rebates and product returns. The increase in the percentage relationship between cost of goods sold and product sales was largely due to higher rebates, and product returns due to the manufacturing issues of Eskalith CR.


Operating Expenses

         For the third quarter ended September 30,2000, research and development (R&D) expenses were $9.6 million, up from $7.0 million for the same quarter in 1999. Major development projects in 2000 include Natrecor(R)(nesiritide)
clinical trial expenses for the potential treatment of patients with acute decompensated congestive heart failure, and the Company's p38 kinase inhibitor program for rheumatoid arthritis and other inflammatory disorders.

         Marketing, general and administrative, and profit distribution to third parties for the three months ended September 30, 2000, were $6.6 million, compared with $7.3 million for the same quarter of 1999. The year over year decline in third quarter expenses was largely attributable to lower profit distributions of $0.9 million primarily due to lower SB Product sales.


Other Income and Expenses

         The Company reported other income and expense of $0.1 million expense for the third quarter of 2000 compared to $0.5 million of income in the comparable quarter in 1999. The $0.6 million change was comprised of a $0.2 million increase in interest expense, a $0.2 million write-down of the investment in a privately held company, and a $0.2 million write-down of property and equipment.

         The net loss for the three months ended was $10.5 million or $0.28 per share. This compares to a net loss of $4.8 million, or $0.13 per share for the corresponding 1999 quarter.


Nine Months Ended September 30, 2000 and 1999


Revenues

         Revenues for the nine-month period ended September 30, 2000 were $30.8 million in 2000 compared to $41.7 million for the same period in 1999. Revenues in 2000 include revenues from product sales of $20.3 million, co-promotion commissions of $5.9 million, and contracts of $4.6 million (including research and development collaborations).

         For the nine months ended September 30, 2000 product sales were $20.3 million, a decline of $7.6 million or a 27.4 % decrease over the same period in 1999. As previously mentioned, the decline in product sales was largely attributable to inventory issues with SB and erosion of sales due to increased competition and generic entrants.

         For the first nine months of 2000, co-promotion commissions were $6.0 million compared with $6.6 million in 1999 as a result of lower incentive payments received from co-promotion of Risperdal. In this same period, contract revenues totaled $4.6 million in 2000 and $7.1 in 1999. The nine months decrease in contract revenues was mainly the result of a $1.6 million decline in revenues from Bayer, the Company's former Natrecor partner, and from a $0.9 million reduction in milestone and other contract revenues.


Cost of Goods Sold

         For the nine month period cost of goods sold was $11.9 million in 2000, and $14.8 million in 1999. Cost of goods as a percent of product sales was 58.8% and 53.1%, respectively, for the nine months ended September 30, 2000 and 1999. The increase in cost of goods sold as a percentage of product sales was principally due to higher rebates and product returns due to the manufacturing issues of Eskalith CR.


Operating Expenses

         In the nine-month periods ended September 30, R&D expenses were $30.2 million in 2000 and $25.7 million in 1999. Major development projects in 2000 include Natrecor clinical trial expenses and p38 kinase programs, which were partially offset by the declines in headcount expenses that resulted from the restructure in March 1999. The Company expects R&D costs to increase in 2001, primarily reflecting higher expenses related to the development of Natrecor for other indications, and p38 human trials.

         For the nine months ended September 30, 2000, marketing, general and administrative, profit distribution to third parties, and restructuring charge credits totaled $18.5 million compared with $26.2 million for the same period in 1999. The major factors that resulted in the decline in expenses of $7.7 million were the absence of restructuring charges of $6.7 million included in 1999, and lower profit distributions of $2.0 million, partially offset by higher marketing and general and administrative expenses of $2.0 million. The increase in marketing, general and administrative was principally the result of Natrecor marketing activities and other consulting expenses during the period. The Company expects its marketing costs to significantly rise in 2001, to support the sales force build-up and product promotion activities in preparation for the launch of Natrecor. The Company anticipates that Natrecor will obtain Food and Drug Administration ("FDA") approval in mid 2001.

Other Income and Expenses

         Other income and expense decreased $7.0 million from the nine-month period in 1999 to the comparable period in 2000. The decline in other income was principally due to the $5.2 million decrease in realized gains on sale of securities. In the first quarter of 1999, the Company sold its remaining 1.3 million shares of Guilford Pharmaceuticals, Inc. stock for a gain of $4.8 million. Investment income increased by $0.4 million for the nine-month period in 2000 from the comparable period in 1999. The increase was primarily due to the increases in interest rates from period to period. Interest expense increase from $2.1million in 1999 to $2.9 million in 2000 was a result of increased average notes payable balances and higher interest rates from period to period.

         For the nine-month periods ended September 30, 2000 and 1999, net losses were $30.3 million or $0.80 per share and $18.4 million or $0.49 per share, respectively.

         In 1999, the Company determined with the FDA the nature of the additional clinical trial (referred to by the Company as the "VMAC Trial") that the agency requires before it will consider approval of Natrecor for marketing. The Company has continued regular interactions with the FDA about the filing of an amended NDA containing the results of the VMAC Trial. The Company initiated enrollment in the VMAC Trial in October 1999 and on July 31, 2000 announced the completion of the 480 patient study. The results of the trial will be presented at the American Heart Association's Clinical Trial Results Plenary Session on November 15, 2000.

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

Liquidity and Capital Resources

         Combined cash, cash equivalents and marketable securities (both current and non-current) totaled $73.1 million at September 30, 2000, a decrease of $27.6 million from December 31, 1999. The decrease was primarily attributable to cash used to fund operations and to the repayment of $4.6 million on the debt to Genentech Inc.

         The Company's resources of $73.1 million in cash, cash equivalents and marketable securities (both current and non-current) at September 30, 2000, together with revenues from product sales, collaborative agreements, interest income and any funding from existing or future debt or equity arrangements, will be used to support current and new clinical trials for proprietary products under development, to support development and commercialization efforts for prospective products and for other general purposes. The Company has terminated its equipment lease line-of credit after drawing down approximately $0.6 million in the third quarter of 1999. Key factors that will affect future cash use and the timing of the Company's need to seek additional financing include the Company's decisions concerning the degree to which it will incur expenses to launch its products in the United States market following the necessary regulatory approvals, the results of the Company's partnering efforts, the timing and amounts realized from licensing and partnering activities, the rate of spending required to develop the Company's products and respond to changing business conditions, and the net contribution produced by the Company's ability to co-promote and market products for third parties.

         Over the long-term, the Company may need to arrange additional financing for the future operation of its business, including the commercialization of products currently under development, and it will consider collaborative arrangements and additional public or private financing, including additional equity financing. Factors influencing the availability of additional funding include, but are not limited to, the Company's progress in product development, investor perception of the Company's prospects and the general conditions of the financial markets.

         The information above contains forward-looking statements including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and the adequacy of its resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that actual results may be materially different than those expected and that forward-looking statements should be read in conjunction with the Company's disclosures in its most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


Recent Accounting Pronouncements

         In June 1999, the FASB issued Statement of Financial Accounting Standards No. 133, ("SFAS133" ), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 will be effective for fiscal 2001. The Company does not currently hold derivative instruments or engage in hedging activities.

        In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 requires that license and other up front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company has not yet determined the impact of its implementation on the reporting of the Company's contract revenue.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB No. 25," ("FIN 44"). The Interpretation clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000, and did not have a material effect on the financial position or results of operations of the Company.







Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         No significant change in market risk has occurred since the filing by the Company on form 10-K for the year ended December 31, 1999. Reference is made to Part II, item 7, Financial Risk Management, in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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



                                    SCIOS INC.



November 10, 2000                   By:     S/S  Richard B. Brewer
                                       ----------------------------------------
                                        Richard B. Brewer, President and CEO



November 10, 2000                   By:     S/S   David W.  Gryska
                                       ---------------------------------------
                                        David W. Gryska, Vice President and CFO