Form 10-K
period 2000-12-31
SCIOS INC
filed 2001-03-30
CIK 726512

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-11749

SCIOS INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-3701481 (I.R.S. Employer Identification No.)

820 West Maude Avenue, Sunnyvale, California 94086
(Address of principal executive offices)

Registrant’s telephone number, including area code: (408) 616-8200

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
Contingent Payment Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The approximate aggregate market value of voting stock held by nonaffiliates of the registrant as of March 16, 2001 was $737,569,844.

     As of March 16, 2001, 39,314,425 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Part
Definitive Proxy Statement with respect to the 2001 Annual Meeting of Stockholders	III

     In this Form 10-K, “Scios”, “we”,” us”, and “our” refer to Scios Inc. The following discussion contains forward-looking statements about our plans, objectives and future results. These forward-looking statements are based on our current expectations. We assume no obligation to update this information. Realization of our plans and hoped for results involves risks and uncertainties, and our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this Form 10-K for the year ended December 31, 2000, particularly in the section entitled “Risk Factors”.

PART I

Item 1. BUSINESS

Overview

     We are a biopharmaceutical company developing novel treatments for cardiovascular and inflammatory diseases. We are distinguished by our disease-based technology platform, which integrates expertise in protein biology with computational and medicinal chemistry to identify novel targets and protein-based small molecule compounds for large markets with insufficient treatments. Our lead product candidates include Natrecor (nesiritide), for the treatment of acute congestive heart failure, or acute CHF, for which we have filed a New Drug Application, or NDA, with the FDA, and our p38 kinase inhibitor, SCIO-469, for the treatment of inflammatory diseases such as rheumatoid arthritis, which is currently in Phase Ib clinical trials.

     We were incorporated in California in 1981 under the name California Biotechnology Inc. and reincorporated in Delaware in 1988. We changed our name to Scios Inc. in February 1992, and to Scios Nova Inc. in September 1992 following our acquisition of Nova Pharmaceuticals, Inc. We returned to using the name Scios Inc. in March 1996. Since September 1999, our principal executive offices have been located at 820 West Maude Avenue, Sunnyvale, California 94085. Our telephone number is (408) 616-8200.

     Our corporate website is located at www.sciosinc.com. We do not intend for information found on our website to be part of this document.

      We own various copyrights, trademarks and trade names used in our business including the following: Natrecor, and Fiblast®. This document also includes trademarks, service marks and trade names of other companies, including the following: Gliadel®, Biodel®, Enbrel®, Remicade®, Celebrex®, Vioxx®, Tezosentan®, Risperdal®, Simdax®, Paxil®, Eskalith®, Eskalith CR®, Stelazine®, Thorazine® and Parnate®.

Recent Developments

     Since December 31, 2000, the following significant developments have occurred with respect to our business:

Natrecor- for the treatment of acute CHF

•	In January 2001, we filed an amendment to our NDA for Natrecor with the FDA. We believe the FDA will respond to our application by July 2001.

•	In January 2001, we entered into a marketing alliance with Innovex L.P. to commercialize Natrecor for the treatment of acute CHF. Innovex will deliver a wide range of sales and marketing solutions for us, including hiring, training and deploying a dedicated cardiology and emergency medicine sales force of approximately 180 salespeople.

1

p38 Kinase Inhibitor Program- SCIO-469 for the treatment of inflammatory diseases

•	In January 2001, we completed a Phase Ia trial of SCIO-469. The trial indicated that the drug is safe and well-tolerated when given as a single dose to healthy volunteers.

•	In February 2001, we began a Phase Ib trial to evaluate the safety, tolerability and pharmacokinetics of multiple oral doses of SCIO-469. The results of this trial are expected in the second quarter of 2001.

Other Developments

     In March 2001, we and GlaxoSmithKline Corporation, or GSK, agreed to terminate the exclusive marketing agreement relating to certain GSK psychiatric products sold by us effective March 31, 2001. Under the agreement, the Company will receive from GSK $4.0 million in 2001, $3.0 million in 2002 and $2.5 million in 2003. Approximately 40% of our total revenues in 2000 were derived from these psychiatric products.

Our Lead Products in Development

     We currently have two lead products in clinical development: Natrecor for the treatment of acute CHF, and SCIO-469, a novel small molecule compound for the treatment of inflammatory diseases.

Natrecor

Congestive Heart Failure

     According to the 2001 American Medical Association Heart and Stroke Statistical Update, five million Americans currently suffer from chronic CHF and 550,000 new cases of CHF will be diagnosed in the United States this year. Annual expenditures for CHF are estimated to be $38 billion, including $23 billion for inpatient care. CHF represents the largest single expenditure of the Medicare system.

     Chronic CHF is characterized by a progressive loss in the heart’s ability to pump blood. It is attributable to weakening of the contractile cells of the heart and accumulation of scar tissue. Different diseases can cause CHF, including coronary artery disease, heart attacks, inflammation of the heart tissue and diseases of the heart valves. Weakened heart muscle often results in poor cardiac output because the heart is unable to empty blood adequately from the ventricles to the circulation with each beat. Blood begins to back up and pool in the ventricles, and the heart changes from its normal shape and becomes enlarged. Subsequently, blood begins to back up into the blood vessels of the lungs, causing marked increases in pulmonary vascular pressures. As pressure increases, fluid moves from the pulmonary blood vessels into the air spaces, causing pulmonary congestion. One frequently used measurement of pulmonary vascular pressure is pulmonary capillary wedge pressure, or PCWP.

     CHF symptoms that result from the pooling of blood include dyspnea, or shortness of breath, edema, or fluid retention, and swelling of the legs and feet. CHF symptoms that result from the inefficiency of the heart to distribute or adequately pump oxygen-rich blood to body tissues include fatigue and weakness as well as a loss of appetite. As the disease progresses, these symptoms can severely impact the patient’s quality of life, such that even the ability to perform simple tasks, such as walking across the room, becomes limited.

     In the early stages of CHF, the body activates several hormonal pathways that help the heart compensate in the short-term but have adverse long-term effects. These hormones, which include adrenalin, angiotensin II, aldosterone and endothelin, stimulate the heart to beat faster and stronger, thicken the wall of the heart and maintain blood pressure by constricting blood vessels and stimulating the kidney to retain sodium. If these pathways remain activated over a sustained period of time, the beneficial effects are lost and injurious effects develop, contributing to an eventual deterioration of heart function. Current medications and medications under development generally focus on one or more of these hormonal pathways.

     Many CHF patients experience a rapid deterioration, or decompensation, of their disease and require urgent treatment in the hospital. This is called acute CHF. Acute CHF accounts for approximately one million hospital admissions each year in the United States. Acute CHF is the most frequent cause of hospitalization in patients older than 65 years. In addition, patients suffering from acute CHF have a five-year mortality rate of approximately 50%. For more than a decade, there have been no new FDA-approved drugs to treat acute CHF.

Current Treatments for Congestive Heart Failure

     While some cardiac risk factors such as smoking, high cholesterol, high blood pressure, diabetes and obesity can be controlled with lifestyle changes, the majority of patients with CHF require additional treatments to help manage their disease. Current medications for the treatment of CHF, including diuretics, inotropes, vasodilators and beta blockers, only focus on single components of the diverse pathways contributing to CHF. Diuretics help the kidneys rid the body of excess fluid, thereby reducing blood volume and the heart’s workload. Inotropes strengthen the heart’s pumping action. Vasodilators, such as ACE inhibitors, cause the peripheral arteries to dilate, making it easier for blood to flow. Beta blockers slow the heart rate and reduce blood pressure by blocking the effects of adrenalin.

     Upon arrival at the emergency room, patients who experience acute episodes of CHF are typically treated with a combination of oxygen, morphine and intravenous diuretics. A small percentage of patients respond to this initial therapy and do not require admission to the hospital; however, the majority of acute CHF patients require additional medical intervention and are admitted. Additional acute CHF treatments may include intravenous administration of inotropes, such as dobutamine, and vasodilators, such as nitroglycerin. While each of these therapies assist in managing acute CHF, each also has inherent limitations. Inotropes strengthen the contractility of the heart but increase the incidence of cardiac arrhythmias, or irregular heartbeats, and are associated with increased mortality. Intravenously administered nitroglycerin requires careful monitoring and slow dosage increases in small increments, resulting in delays in attaining positive responses in acutely ill patients. Moreover, therapeutically effective doses of IV nitroglycerin are:

•	unpredictable from patient to patient;

•	very close to the toxic side effects of hypotension; and

•	associated with increased tolerance or loss of effectiveness.

These complications of IV nitroglycerin often require the transfer of acute CHF patients to more costly treatment units within the hospital, such as the cardiac and intensive care units, in order to provide careful patient monitoring.

Natrecor: Our Solution for the Treatment of Acute Congestive Heart Failure

     Natrecor is a recombinant form of human b-type natriuretic peptide, or BNP, a naturally occurring hormone in the body that aids in the healthy functioning of the heart. BNP is secreted by the ventricles of the heart as a response to CHF. The advantage of Natrecor, compared to existing forms of therapy for acute CHF, is that it works on multiple components of the acute CHF disease pathway. In particular, Natrecor:

•	dilates veins and arteries, decreasing the resistance against which the heart has to pump;

•	stimulates the kidney to excrete excess fluid; and

•	has been shown to oppose many of the long-term injurious factors presented by hormones such as adrenalin, angiotension II, aldosterone and endothelin.

3

     In clinical trials, Natrecor has also been shown to significantly improve blood circulation and patient symptoms compared to IV nitroglycerin without the need for labor-intensive monitoring, and its method of administration does not require frequent dosing adjustments. In addition, Natrecor is not associated with any increase in the incidence of cardiac arrhythmia and demonstrates no evidence of drug interactions with other agents used concurrently in the treatment of acute CHF.

Natrecor Clinical Trials

     We have conducted numerous clinical trials evaluating Natrecor over the past eight years. Approximately 1,000 patients have been treated with Natrecor in 12 trials, including four pivotal efficacy trials. In all of these trials, Natrecor administration has been associated with improved blood circulation and vascular filling pressures in the heart and lungs. Each of the efficacy trials further demonstrated statistically significant improvement of symptoms in acute CHF patients.

     Amended NDA Submission Trials

     We have completed two trials since the submission of our original NDA, the VMAC trial, or Vasodilation in the Management of Acute CHF, and the PRECEDENT trial, or Prospective Randomized Evaluation of Cardiac Ectopy with Dobutamine or Nesiritide Therapy, and form the basis of our amended NDA.

     The VMAC Trial. We began enrollment in our VMAC study in July 2000 and in October 2000, completed enrollment of 498 patients hospitalized for acute CHF in the United States. This trial compared the effects of Natrecor, IV nitroglycerin or placebo, when individually added to standard therapy, such as diuretics and inotropes. The primary endpoints were a reduction in pulmonary capillary wedge pressure, or PCWP – a measure of the pulmonary vascular pressure of the heart, reflecting its workload – and improvement of the symptom of shortness of breath. The VMAC trial achieved both of its primary endpoints. Key results of the VMAC trial that were presented in November 2000 at the annual scientific meeting of the American Heart Association include:

•	Natrecor produced a 21% decrease in PCWP most of which occurred in the first 15 minutes, which was significantly better than a __ % decrease in placebo;

•	Natrecor improved shortness of breath significantly better than placebo;

•	Natrecor decreased PCWP significantly faster and to a greater extent than IV nitroglycerin;

•	Natrecor significantly improved breathing in patients receiving standard active therapy; in contrast, IV nitroglycerin did not significantly improve breathing in these patients;

•	Natrecor-treated patients had significantly fewer adverse events than either placebo or IV nitroglycerin patients;

•	acute CHF patients experiencing active ischemia, which is impaired blood flow to the heart, showed no adverse side effects in response to Natrecor; and

•	patients receiving Natrecor did not develop tolerance to the drug over time, consequently, unlike IV nitroglycerin, the effects of Natrecor were sustained through 24 hours at the same dosage.

The PRECEDENT Trial. The PRECEDENT trial compared Natrecor and dobutamine, the most commonly used inotrope treatment for acute CHF. Key results of the PRECEDENT trial indicated that:

•	Natrecor produced fewer cardiac arrythmias than dobutamine; and

4

•	use of Natrecor was associated with fewer deaths than the use of dobutamine.

     Initial NDA Clinical Trials

     We conducted three pivotal Phase III clinical trials that were submitted to the FDA in our original NDA for Natrecor.

     Trial 704.311. Trial 704.311 was our first Phase III clinical trial that we conducted to evaluate the efficacy of Natrecor in patients with acute CHF. In this trial, we enrolled 103 patients who were treated with one of three intravenously administered doses of Natrecor over a 24-hour period. This trial demonstrated that Natrecor produced significant improvements in PCWP and cardiac pump function. Results of this study were published in The Journal of the American College of Cardiology in July 1999.

     Trial 704.325. Trial 704.325, our second Phase III clinical trial, was a double-blind, placebo-controlled trial which consisted of 127 patients and was designed to determine the short-term efficacy of Natrecor with regard to hemodynamic measures and symptoms. In this trial, Natrecor demonstrated statistically significant improvements in multiple symptoms of acute CHF, such as severe shortness of breath and fatigue. In addition, patients treated with Natrecor also experienced improvements in blood circulation, vascular pressures in the heart and lungs and cardiac pumping ability. The results from this trial were published in the July 2000 issue of The New England Journal of Medicine.

     Trial 704.326. In our third Phase III clinical trial, we enrolled 305 patients and demonstrated that Natrecor resulted in the rapid and statistically significant improvement of the symptoms and clinical severity of acute CHF, when compared to placebo. Patients not receiving Natrecor received one or more standard intravenous drugs for acute CHF, most commonly dobutamine, milrinone or nitroglycerin. The trial also compared Natrecor with standard intravenous agents with respect to adverse events. The safety of Natrecor was demonstrated to be equal to the safety of standard intravenous drugs for acute CHF. The trial also demonstrated patients treated with Natrecor experienced a reduced need for diuretics. The results from this trial were also published in the July 2000 issue of The New England Journal of Medicine.

     In each of these trials, Natrecor demonstrated efficacy with respect to symptoms and hemodynamic parameters of acute CHF. The most common adverse event in the patients treated with Natrecor was dose-related hypotension, which was usually asymptomatic.

     Current Clinical Trials

     In March 2001, we began a new clinical trial aimed at investigating the potential pharmaco-economic impact of Natrecor in improving treatment and outcomes for acute CHF patients. This PROACTION trial, or Prospective Randomized Outcomes Study of Acutely Decompensated Congestive Heart Failure Treated Initially in Outpatients with Natrecor, is a pilot study designed to compare the clinical effects, safety profile and costs of standard therapy plus Natrecor to standard therapy plus placebo in 250 acute CHF patients treated in the emergency room or an observation unit. We expect to complete this study during the third quarter of 2001.

NDA Filings

     In April 1998, we submitted an NDA to the FDA for the use of Natrecor for the treatment of acute CHF. This NDA was based on the efficacy trials, 704.311, 704.325 and 704.326. In January 1999, the Cardiovascular and Renal Advisory Committee recommended that the FDA approve Natrecor for the treatment of acute CHF. In April 1999, we received a non-approval letter from the FDA, requesting that we conduct further studies with Natrecor. The FDA requested that in these studies we demonstrate:

•	the clinical utility of Natrecor as compared to the current standard of care vasodilator therapy, IV nitroglycerin;

•	that Natrecor is safe in acute CHF patients experiencing active ischemia; and

•	that the clinical benefits of Natrecor occur early after the initiation of therapy.

The VMAC trial was designed to address each of the issues raised by the FDA in its non-approval letter. The data from the VMAC study and the PRECEDENT study were submitted to the FDA in our amendment to the NDA for Natrecor in January 2001. We expect the FDA to respond to our amended NDA by July 2001.

p38 Kinase Inhibitor Program

The Immune System and Inflammation

     The immune system is composed of multiple cell types, including white blood cells, each with a specific functional role. This system is regulated by cytokines, which are proteins produced by immune system cells. When the body encounters foreign material, or when tissue injury occurs, numerous enzymes in the immune system are activated, causing the production of various inflammatory cytokines such as interleukin-1, or IL-1, and tumor necrosis factor, or TNF.

     One class of the immune system’s family of enzymes is the mitogen-activated protein kinases, or MAP kinases. The MAP kinases are a family of intracellular signaling enzymes that are activated when cells are either stimulated or stressed and mediate many beneficial and injurious cellular responses. One of the MAP kinases, p38 kinase, is responsible for increased production of IL-1, TNF and the inflammatory enzyme cyclooxygenase-2, or COX-2.

     Autoimmune diseases occur when the immune system is abnormally activated against its own body. In the case of rheumatoid arthritis, the immune system is activated against joint tissues. White blood cells then invade the joint space, and, when activated, produce IL-1, TNF and COX-2, which result in pain, swelling and eventual destruction of the affected joints. Other diseases that are worsened by sustained high levels of TNF and IL-1 include inflammatory bowel disease, CHF and neurodegenerative conditions such as Alzheimer’s disease and Parkinson’s disease.

Current Therapy for Autoimmune and Inflammatory Diseases

     Currently, there is no cure or prevention for autoimmune disease. Optimal medical management requires the early introduction of therapies in order to prevent the long-term effects of the disease. In the case of rheumatoid arthritis, long-term effects include irreversible joint damage and hypertrophy of joint tissues limiting a patient’s ability to move the affected joints.

     Traditionally, initial drug treatment of inflammatory diseases involves the use of non-steroidal anti-inflammatory agents. Steroids, such as glucocorticoids, are often added as the disease or symptoms progress. Although these agents help patients increase function and improve symptoms, they do not stop progression of the disease. Moreover, these drugs have been demonstrated to cause both stomach and kidney problems. In addition, persistent steroid treatment may result in excess suppression of the immune system, which can lead to infection, decreased bone marrow function and osteoporosis. Recently, more selective anti-inflammatory agents, or COX-2 inhibitors, such as Celebrex and Vioxx, have been introduced for symptom relief; however, they do not alter the progression of inflammatory disease. Sales of COX-2 inhibitors for the treatment of inflammatory disease were approximately $4.8 billion in 2000.

     More powerful drugs exist for patients that do not respond to initial drug therapy. In the case of rheumatoid arthritis, drugs such as methotrexate, hydroxychloroquine and sulfasalazine can have individual side effects which must be monitored closely, and a delay of one to six months for a clinical response is common.

     Within the past four years, inhibition of inflammatory cytokines has become an established treatment for autoimmune disease. In the case of rheumatoid arthritis, two new protein therapeutics, Enbrel and Remicade, were introduced to inhibit the effects of TNF. These treatments have been shown to be effective at reducing disease activity; however, they must be given by injection or infusion on a repeated basis, which is cumbersome for chronic diseases. In addition, when taken on a chronic basis, increased rates of infections have been reported in patients taking these medications because these new therapies result in an excessive inhibition of TNF upon injection due to the limited ability to adjust the dose of drug administered. Resistance to the treatment is also an issue with these new drugs. This is due in part to increasing production by a patient’s immune system of antibodies that neutralize administered proteins.

     We are focusing our initial drug development efforts on creating an orally available small molecule drug for the treatment of rheumatoid arthritis. The Arthritis Foundation estimated that approximately 2.1 million Americans currently suffer from rheumatoid arthritis. Decision Resources, an independent market research group, suggests that the global market for rheumatoid arthritis therapies will be approximately $6.6 billion by 2009, up from almost $1.5 billion in 1999. Rheumatoid arthritis patients generate more than nine million physician office visits and more than 250,000 hospitalizations each year. It is estimated that, in aggregate, the average yearly earnings deficits for all working individuals with rheumatoid arthritis is approximately $6.5 billion.

SCIO-469: Our p38 Kinase Inhibitor for the Treatment of Inflammatory Diseases

     A small molecule inhibitor of p38 kinase may have advantages in the treatment of inflammatory disease since it could inhibit the production of TNF, IL-1 and COX-2. Our lead p38 kinase inhibitor is SCIO-469. We believe that patients treated with a p38 kinase inhibitor could experience a reduction in both the symptoms of rheumatoid arthritis and the progression of the disease. We also believe another key potential advantage of our approach resides in the ability of our oral product to be prescribed in a manner that allows for careful dosage adjustment. Dosage adjustment may allow the physician to inhibit TNF sufficiently to obtain a useful therapeutic effect without subjecting the patient to the risk of infection associated with complete TNF inhibition.

     In preclinical studies of acute and chronic inflammatory arthritis, orally administered doses of SCIO-469 reduced cellular production of COX-2 in a dose-dependent manner and reduced COX-2 and TNF levels in whole blood assays. Statistically significant reductions in inflammation also were observed in animal models of arthritis. In October 2000, we presented preclinical data involving our p38 kinase inhibitors at the annual scientific meeting of the American College of Rheumatology. The study demonstrated that our p38 kinase inhibitors had statistically significant anti-inflammatory effects in both acute and chronic animal models of inflammation.

     In January 2001, we completed a Phase Ia trial of SCIO-469 in which single oral doses were shown to be safe and well tolerated. This Phase Ia trial enrolled 30 volunteers. In February 2001, we initiated a Phase Ib clinical trial with SCIO-469. This Phase Ib trial is a double-blind, placebo-controlled, multiple oral dose study to evaluate the safety and tolerability of multiple doses of SCIO-469. This trial is designed to enroll 20 healthy volunteers. If the results of our Phase Ib clinical trial are favorable, we plan to initiate a Phase II trial in rheumatoid arthritis patients in the fourth quarter of 2001. This will consist of testing the drug in patients with active disease, evaluating for both safety and efficacy over a range of doses.

Marketing and Sales

Natrecor

     Pre-launch Objectives

     In anticipation of possible FDA approval in July 2001, we are working to position Natrecor for maximum market penetration in the United States at the time of launch. We are developing awareness for Natrecor among key target audiences through a variety of tactical programs, including medical seminars, continuing medical education programs, advisory boards and publications. We have identified and are developing relationships with physicians and nurses who play a leading role in the diagnosis and treatment of CHF. We intend for these individuals to communicate the benefits of Natrecor through a series of medical symposia and lecture programs.

     Our Agreement with Innovex

     In January 2001, we entered into a marketing alliance with Innovex, which will deliver a wide range of sales and marketing solutions for us. We will lead strategic and tactical planning for the sales and marketing of Natrecor, and we will also maintain control over the clinical development for additional indications for Natrecor. Innovex will identify, hire, train and deploy a dedicated cardiology and emergency medicine sales force of approximately 180 people to launch Natrecor. Together with Innovex, we have established hiring, training and deployment criteria for the sales force. Commencing three years after Innovex begins to supply us with dedicated salespeople, we have the option to acquire all or any portion of this sales force from Innovex for a fee upon 90 days notice.

     We will create a field support team of approximately 32 people. Twelve scientific affairs managers have already been hired and trained and are currently working in the field to build relationships with opinion-leading cardiologists. We have hired two area business directors and have begun the recruitment efforts to hire and train 18 area business managers to support the Natrecor sales force.

     PharmaBio, an affiliate of Innovex, has agreed to fund $30.0 million of our costs to launch Natrecor over the first 24 months of Natrecor’s commercialization and to loan us up to $5.0 million. Of the $30.0 million, we anticipate that $10.0 million will paid to us in 2001 following FDA approval of Natrecor. We will receive 100% of the revenues from sales of Natrecor. In turn, we will pay PharmaBio a declining royalty rate on those revenues for the period from 2003 to 2007. We also granted PharmaBio a warrant to purchase 700,000 shares of our common stock at an exercise price of $20.00 per share.

Licensing Arrangements with Third Parties

     We have licensed some of our product candidates to third parties, who are now responsible for product development. Under these arrangements, we typically receive a combination of upfront payments, milestone payments upon their achievement of scientific and clinical benchmarks and royalties on commercial sales of products by our partners.

     BNP Diagnostics. We have licensed to Biosite Diagnostics, Inc. and Abbott Laboratories the right to use our patents on BNP for diagnostic purposes. Biosite has developed and is currently marketing a point-of-care diagnostic test for BNP levels in the United States and Europe. This test is used to identify individuals with CHF or to monitor progression of their disease or their response to treatment. We are currently receiving royalties from Biosite on the sales of their diagnostic products. Abbott is continuing to develop its BNP diagnostic product.

     In 1998, we entered into a cross-license agreement with Shionogi and Co., Ltd. under which we granted Shionogi a royalty-free, nonexclusive license to our BNP patent rights for the diagnostic field. In exchange, Shionogi granted us a royalty-bearing, exclusive license under Shionogi’s BNP patents to develop therapeutic products. For therapeutic products, we pay royalties on net sales for the life of the patent in countries where Shionogi holds one or more BNP patents. In countries where Shionogi has BNP patents pending, we are obligated to pay a reduced royalty on the net sales of our therapeutic products until the earlier of the invalidity of the BNP patents pending or four years from the commencement of sales in that country of such therapeutic products.

     Fibroblast Growth Factor. FGF, a naturally-occurring protein, stimulates the growth of new blood vessels. In November 1999, we granted a license to Chiron Corporation covering rights to FGF in the areas not previously licensed by us. We may receive up to $12.0 million in milestone payments upon Chiron’s completion of certain development objectives. In addition, we will receive royalties based on sales of FGF products in countries where we hold patents. Chiron has completed separate Phase II human clinical trials evaluating FGF as treatment for coronary artery and peripheral vascular disease. In 1988, we licensed our FGF technology to Kaken Pharmaceutical Co., Ltd. Kaken has an approval pending in Japan to market an FGF-based product for the treatment of recalcitrant dermal wounds. We will receive royalties on any sales of FGF products by Kaken in Asia. We have also granted nonexclusive licenses under our FGF patents and technology to Orquest, Inc., for the development of products for the treatment of bone fractures.

     We are obligated to make payments to Organon International based on amounts received by us upon commercialization of FGF. Approximately $218,000 remains to be paid under this obligation, which stems from our 1989 reacquisition of certain FGF rights previously licensed to Organon.

     Vascular Endothelial Growth Factor121. VEGF121 is a naturally-occurring protein used to stimulate the growth of new blood vessels. In May 1996, we granted a license to GenVec, Inc. for the use of the gene encoding VEGF121 in gene therapy products. GenVec is currently conducting clinical trials of its BIOBYPASS angiogen which incorporates the use of our licensed technology. This product is being evaluated to treat coronary artery disease and peripheral vascular disease. We will receive royalties on any future sales of these products.

     Glucagon-like Peptide-1. GLP-1 is a potent peptide that stimulates insulin release when blood sugar levels are above normal. In 1988, we licensed from Massachusetts General Hospital the exclusive use of certain patent applications for GLP-1 and certain analogs upon which we will pay a royalty on any future sales. In 1996, we granted Novo Nordisk A/S an exclusive license to our GLP-1 technology and the additional rights we acquired pursuant to the Massachusetts General Hospital license. We will receive royalties on product sales made by Novo Nordisk A/S. Novo Nordisk A/S is responsible for development activities for GLP-1 and has initiated Phase II human clinical trials of a GLP-1 analog that they are developing as a treatment for Type 2 diabetes.

     Alzheimer’s Disease. We have separate research collaborations with Eli Lilly and Company and with DuPont Pharmaceuticals Corporation to develop new therapies for Alzheimer’s Disease. The joint research phase of our collaboration with DuPont ended in November 2000. DuPont is continuing its efforts to develop a therapeutic for Alzheimer’s disease based in part on our technology. The joint research phase of our collaboration with Eli Lilly is fully funded by Eli Lilly and has been extended through December 2001. We are entitled to receive potential milestone payments if certain events are achieved, and Eli Lilly is entitled to commercialize any resulting products subject to royalty payments to us.

     Drug Delivery Systems. Prior to our acquisition of Nova Pharmaceutical Corporation in 1992, Nova had been developing several drug delivery systems, including the Gliadel implant to treat primary brain cancer. The Gliadel technology was developed pursuant to a license agreement with the Massachusetts Institute of Technology relating to MIT’s Biodel drug delivery technology. We licensed Gliadel to Guilford Pharmaceuticals Inc. in 1994. Gliadel was approved for marketing in the United States in 1996. We assigned our Biodel license rights back to MIT, which will administer the licensing of this technology, including the license with Guilford. We and MIT are receiving royalty and milestone payments under the license agreement with Guilford. We conducted the Gliadel project on behalf of Nova Technology Limited Partnership, the limited partnership that funded Nova’s research and development on these projects.

Psychiatric Sales and Marketing Division

     Since 1990, our Psychiatric Sales and Marketing Division (PSMD) has had the exclusive right to market certain products in the United States under an agreement with GSK, including Eskalith and Eskalith CR, Thorazine, Stelazine, and Parnate. GSK was responsible for the manufacture and distribution of these products. As part of our agreement with GSK, we paid GSK 40% of our net profits from sales of these products.

     From time to time, our PSMD has also marketed various psychiatric products on behalf of other companies under co-promotion agreements. We were compensated for our services based upon the number of sales calls we made. The last of these other agreements ended as of March 31, 2001.

     In March 2001, we entered into an agreement with GSK under which GSK reacquired the right to market the GSK products. This agreement is effective as of March 31, 2001 and entitles us to receive payments from GSK of $4.0 million in 2001, $3.0 million in 2002 and $2.5 million in 2003. Given our decision to exit this line of business, we decided to terminate the employment of our part-time sales force and certain full-time support personnel in this division.

Research and Development

     Our technical capabilities now include disease-based gene microarray, bioinformatics, structural informatics, and state-of-the-art medicinal chemistry, including computational chemistry modeling, all of which have added to our traditional technical strengths in protein cloning and expression.

     In order to discover new pathways of disease, our research has assembled tissue samples from a broad array of human and experimental diseases of the cardiovascular system. We analyze these tissues for the expression of new genes that may be involved in particular diseases. We do this by a technique known as microarray gene display, in which fluorescent tags identify which genes may be up regulated or down regulated during the course of a particular disease. We then apply commercial and proprietary software analysis to the sequence of these genes and to the patterns of their expression in order to highlight cellular pathways that may be playing a particular role in a disease process. This process is known as bioinformatics.

     Particular attention is paid either to the presence of a known enzyme participating unexpectedly in a disease process or to a novel enzyme. Our molecular biologists then express these candidate target enzymes in an activated state as pure proteins and develop high throughput screening assays to discover inhibitors of those enzymes within our chemical compound library, which we have developed over the last several years. Applying the tools of structural informatics, our protein chemists develop computer-based three-dimensional structures of these enzymes that guide our chemists in developing lead inhibitory molecules with respect to potency and selectivity. Once we have brought a drug candidate to the optimum level of potency and safety, we test the drug at both the cellular and animal level, again applying gene microarray technology. This allows the rapid evaluation of the drug for efficacy while ensuring that potential toxicities are minimized before testing in the clinic.

     We are focused on diseases of the cardiovascular system, with a particular emphasis on inflammation in both its acute and chronic forms and scarring as a cause of chronic organ failure. Our research has emphasized an emerging family of protein therapeutic targets known as protein kinases. Kinases are naturally occurring intracellular signaling “switches” that work by attaching phosphate groups to other proteins, thereby activating cellular processes controlled by those proteins, including the transcription of new proteins. While the vast majority of protein kinases are engaged in beneficial work on behalf of the cells of the body, medical research over the last decade has clearly demonstrated that cellular pathways abnormally activated by certain kinases contribute to both the symptoms and progression of many diseases. By applying the most advanced technologies available with proprietary methodology, including the development of gene analysis software, we have dedicated ourselves to the identification of kinases participating in diseases within our strategic focus and developing and testing inhibitors of those enzymes for potential therapeutic value. The rapid preclinical and clinical development of our p38 kinase inhibitor, SCIO-469, represents the initial success of this innovative approach.

     Our aggregate research and development expense totaled $39.3 million in 2000, $34.3 million in 1999 and $46.6 million in 1998.

Manufacturing

     Our products are manufactured for us by third parties. In 1995, we entered into an agreement with Biochemie GmbH in Austria for the manufacture of Natrecor. If Natrecor is approved by the FDA in 2001, we expect the agreement to run through 2009. Biochemie ships Natrecor in powder form to Abbott Laboratories in McPherson, Kansas, where it is blended, filled and packaged for shipment. We also maintain arrangements with several companies to manufacture our p38 kinase inhibitor compounds and intend to enter into a long-term supply relationship if our compounds continue to proceed through development.

Patents and Proprietary Rights

     We seek patent protection for proprietary technology and products in the United States and abroad to prevent others from unfairly capitalizing on our investment in research. Other companies engaged in research and development of new health care products also are actively pursuing patents for their technologies. We also rely upon trade secrets and know-how to reinforce our competitive position. However, trade secret protection will not preclude others from independently developing technology similar to ours, nor can there be any assurance that third parties who have signed confidentiality agreements with us will honor those agreements.

     We currently own or hold exclusive rights to approximately 69 issued U. S. patents and approximately 58 U. S. pending patent applications covering our proprietary technology and products. We also own or hold exclusive rights to foreign patents and patent applications corresponding to most of the U.S. patents and patent applications in our portfolio. Our issued patents include patents on Natrecor, certain of our p38 kinase inhibitors, FGF, VEGF121 and GLP-1. Our proprietary position with respect to certain principal products under development is described below. If a patent issues prior to marketing approval, as has been the case with all of our issued patents to date, we can apply for extension of the patent term for a limited period of time to make up for a portion of the patent term lost to the regulatory approval period. The absence of a patent covering products which we have licensed to third parties could reduce the royalties due to us under the agreements with those parties.

     Natrecor. We have been issued United States, Canadian and European patents covering the endogenous form of Natrecor, human BNP. Our U.S. patents on Natrecor are subject to possible extension due to time taken up in the regulatory approval process. We believe our key patent on Natrecor, which currently expires in May 2009, may be extended to late 2013 or early 2014. Pursuant to an exclusive license granted to us by Shionogi & Co., Ltd., we also have the exclusive right to develop therapeutic products using BNP under certain patents and applications on BNP originally filed by Daiichi Pharmaceutical Co., Ltd. and subsequently acquired by Shionogi. Although we were granted a Japanese patent on BNP, the patent was revoked in 1998 in an opposition filed against the patent by an unidentified party. The opposition did not challenge the originality of our BNP discovery but based its challenge solely on an interpretation of utility requirements for patentability peculiar to Japanese patent law. We appealed the revocation to the Tokyo High Court. On March 13, 2001, the Tokyo high court affirmed the revocation. Because we believe the decision is contrary to both Japanese precedent and patentability requirements in the United States and Europe, we intend to appeal the revocation to the Japanese Supreme Court. The decision does not affect our patent rights outside of Japan, nor does the revocation impact our ability to exclusively market BNP in Japan insofar as our exclusive license under the patent rights of Daiichi includes several Japanese patents of Daiichi directed to BNP.

     p38 kinase inhibitors. We have filed a series of patent applications in the United States covering the classes of p38 kinase inhibitors that we have identified. To date, we have been issued two U.S. patents directed to certain of these p38 inhibitors. These patents will expire in 2018, subject to possible extension for FDA regulatory delays. While the classes of small molecule compounds identified by our researchers appear to be unique, we are aware that other companies are also working to develop p38 kinase inhibitor compounds, and have filed patent applications on and received patents covering certain classes of compounds that these competing companies have identified, and covering various aspects of identifying such compounds.

     FGF. After an interference with The Salk Institute for Biological Studies, we were awarded a U.S. patent on DNA sequences, expression vectors, and microorganisms used in the recombinant production of human basic FGF. Our basic FGF patent will expire in 2012, and may be extended for FDA regulatory delays. We also hold European patents on human basic FGF. Synergen, Inc., now owned by Amgen Inc., has obtained patents directed to a form of FGF that we believe is different from the form of FGF produced by us. A U.S. patent issued to Salk contains claims directed to substantially pure mammalian basic FGF containing the 146 amino acid sequence of bovine basic FGF or a naturally occurring homologous sequence of another mammalian species. Although we have been advised by counsel that the Salk patent would be invalid if read broadly enough to cover our form of FGF, there is still risk that an assertion of this patent could block our partners’ ability to develop and market human basic FGF in the absence of a license, or if such a license is granted, could reduce the royalty income to us. We successfully opposed Salk’s European patent, the revocation of which is currently under appeal by Salk. Our European patent was opposed by Chiron and Pharmacia. Our patent was upheld and both opponents appealed. As a result of our license to Chiron, Chiron, who is also a licensee of Salk, withdrew from the opposition against our European patent, and we have withdrawn from our opposition against the Salk patent.

     In March 1994, we obtained a non-exclusive license to make, use and sell FGF under a U.S. patent issued to Harvard University containing claims to purified cationic (basic) FGF. The Harvard patent is based on a patent application having a filing date earlier than the application which formed the basis for the Salk patent. Sublicense rights under this patent are included in the rights granted by us to our FGF licensees, Kaken and Chiron.

     VEGF121. Seven isoforms of human VEGF (hVEGF) are known, having 121, 145, 148, 165, 183, 189 and 206 amino acids, respectively. We believe that our researchers were the first to identify, clone and produce by recombinant DNA technology the 121 amino acid form of hVEGF (hVEGF121). hVEGF121 is the only human VEGF isoform known not to bind to heparin. We own two U.S. patents issued in 1993 covering hVEGF121, and in 1996 received a European patent covering this VEGF isoform. Our U.S. patents on hVEGF121 will expire 2010 but may be extended for FDA regulatory delays. We have patent applications pending in Canada and Japan. Other companies and institutions, including Genentech, Inc., Pharmacia and the Regents of the University of California, hold patents and pending patent applications claiming various isoforms of hVEGF and certain VEGF variants.

Competition

     For patients treated with acute CHF, many therapeutic options are available. Currently used drugs fall into three main categories: vasodilators, inotropes and diuretics. Natrecor would compete against both vasodilators and inotropes in the acute CHF market. Many of these drugs are available in generic formulation and have an associated low cost. In addition, milrinone, an inotrope, is currently promoted by Sanofi-Synthelabo Inc. and is expected to lose patent protection in November 2001. We intend to price Natrecor above the cost of these existing drugs, which may harm our competitive position relative to these drugs. We may not be able to compete effectively with these long-standing existing forms of therapy.

     New drugs in development for the treatment of acute CHF would compete with Natrecor if approved by the FDA or other regulatory agencies. Tezosentan, a non-selective endothelin receptor antagonist, is being developed by Actelion Ltd. and is currently being used in Phase III clinical trials as a vasodilator for the treatment of acute CHF. Abbott had previously submitted an NDA for Simdax, a calcium sensitizer described as an inotrope, but withdrew the application in 2000. To our knowledge, Abbott has not announced its intent to refile an NDA for Simdax.

     Current commercial competition for the inhibition of TNF in rheumatoid arthritis includes injectible proteins such as Johnson and Johnson’s Remicade and Immunex Corporation’s Enbrel. Current COX-2 inhibitors include Pharmacia’s Celebrex and Merck & Co., Inc.‘s Vioxx. In addition, many pharmaceutical companies have expressed interest in pursuing the development of p38 kinase inhibitors. We are unable to determine if they are actively developing these compounds internally. If they are developing these or similar products, several of these companies possess both greater access to capital and research and development resources. We may be unable to compete effectively with any of these development projects. We are also aware that Vertex Pharmaceuticals is conducting Phase II clinical trials of its p38 kinase inhibitor compound. If we are successful in developing our own p38 kinase inhibitor compound we may face intense competition.

     We expect that competition for our products, when approved for sale, will be based, among other things, on efficacy, reliability, product safety, price and patent position. Our ability to compete effectively and develop products that can be manufactured cost-effectively and marketed successfully will depend on our ability to:

•	advance our technology platforms;

•	license additional technology;

•	maintain a proprietary position in our technologies and products;

•	obtain required government and other public and private approvals on a timely basis;

•	attract and retain key personnel; and

•	enter into corporate partnerships.

Our failure to achieve any of the above goals could impair our business.

Government Regulation

     Our industry is heavily regulated. Our research and development activities and the production and marketing of our products are subject to extensive regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. The procedure for seeking and obtaining the required governmental approvals for a new product involves many steps, beginning with animal testing to determine safety and potential toxicity. In addition, extensive human clinical testing is required to demonstrate the efficacy, optimal dose and safety of each product. The time and expense required to perform clinical testing can far exceed the time and expense of developing the product prior to clinical testing. Whether undertaken by us or our commercial partners, the process of seeking and obtaining these approvals for a new product is likely to take a number of years and involves the expenditure of substantial resources. In addition, there can be no assurance that any of our products will receive the necessary approvals on a timely basis, if at all.

     Even if initial FDA approval is obtained for a product, further studies may be required to provide additional data or to gain approval for the use of a product as a treatment for clinical indications other than those initially targeted. Moreover, the FDA may reconsider its approval of any product at any time and may withdraw such approval. In addition, before our products can be marketed in foreign countries, they are subject to regulatory approval in such countries similar to that required in the United States. Accordingly, numerous factors will impact the timing, extent and value of any regulatory approvals that may be obtained for our products, including changes in regulatory requirements, which may either decrease or increase the burden on us, the level of side effects exhibited by our products as compared to their beneficial effects, the availability of adequate resources to regulatory agencies which will impact the speed of regulatory review, and the prices we are able to charge for our products.

     FDA regulations require that any drug to be tested in humans must be manufactured according to current Good Manufacturing Practices, or cGMPs. The cGMPs set certain minimum requirements for procedures, record-keeping and the physical characteristics of the facilities used in the production of these drugs. In addition, various foreign and U.S. federal, state and local laws and regulations relating to safe working conditions, laboratory practices, the experimental use of animals, and the storage, use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research and manufacturing work are or may be applicable to such activities. They include, among others, the United States Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, national restrictions on technology transfer, import, export and customs regulations, and other present and possible future foreign, federal, state and local regulations.

Employees

     We had 194 full-time employees as of December 31, 2000. As of December 31, 2000, we also employed 94 part-time field sales representatives whose employment has since been terminated in our psychiatric sales and marketing division.

RISK FACTORS

     You should carefully consider the risks described below before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

     This document also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risks faced by us, including those described below and elsewhere in this document.

Risks Related to Natrecor (nesiritide)

If the U.S. Food and Drug Administration, or FDA, finds that our amended New Drug Application, or NDA, for Natrecor does not support approval for marketing, the commercialization of Natrecor may be delayed or prevented.

     In April 1999, the FDA issued us a non-approval letter for Natrecor. To address the FDA’s concerns, we conducted a Phase III clinical trial; and in January 2001, we submitted an amendment to our NDA seeking approval to market Natrecor in the United States. We are initially seeking FDA approval for use of Natrecor as a treatment for acute congestive heart failure, or acute CHF. The FDA may not find our clinical data adequate to support Natrecor as a treatment for acute CHF or any other disease. Moreover, the FDA may require us to commence and complete additional clinical trials to generate additional data to support product approval for the treatment of acute CHF, which may lead to a substantial delay in its approval of Natrecor or prevent Natrecor from being approved for any medical use.

If Natrecor does not gain market acceptance, our business will suffer.

     Even if clinical trials demonstrate the safety and efficacy of Natrecor and the necessary regulatory approvals are obtained, Natrecor may not gain market acceptance among physicians, patients, healthcare payors and the medical community. We will need to educate doctors and other healthcare advisors of the safety and clinical efficacy of Natrecor and its potential advantages over other treatments. The degree of market acceptance of Natrecor will also depend on a number of factors, including:

•	the degree of clinical efficacy and safety;

•	cost-effectiveness of Natrecor;

•	its advantage over alternative treatment methods; and

•	reimbursement policies of government and third-party payors.

To the extent market acceptance of Natrecor is limited, our revenues may suffer.

If the FDA determines that our third-party manufacturing facilities are not adequate, either before or after receipt of FDA marketing approval, we may lose the ability to manufacture and sell Natrecor.

     As part of the NDA approval process and periodically thereafter, the FDA is likely to inspect each of the facilities involved in manufacturing Natrecor. Natrecor is manufactured for us by Biochemie GmbH, a subsidiary of Novartis, in Austria and is shipped in powder form to Abbott Laboratories in McPherson, Kansas where it is blended, filled and packaged for shipment. Although each facility has previously passed FDA inspections, future inspections may find deficiencies in the facilities or processes that may delay or prevent the manufacture or sale of Natrecor. Even if the FDA approves Natrecor for marketing, the FDA will subsequently conduct periodic inspections of these manufacturing facilities and, if deficiencies are identified, we may lose the ability to supply and sell Natrecor for extended periods of time.

We rely on third-party manufacturers, and if they experience any difficulties with their manufacturing processes, we may not obtain sufficient quantities of Natrecor to assure availability.

     We rely on third parties for the manufacture of bulk drug substances and final drug product for clinical and commercial purposes relating to Natrecor. Biochemie GmbH is responsible for manufacturing Natrecor in bulk quantities and Abbott Laboratories is responsible for blending, filling and packaging Natrecor, and if they encounter problems in these processes, our revenues from future sales of Natrecor could decrease. Natrecor is manufactured using industry accepted recombinant manufacturing techniques which must be conducted under strict controls and tight timelines. Natrecor is subject to strict quality control testing during all phases of production and prior to its release to the market. Any quality control testing failures could lead to a reduction in the available supply of Natrecor. Biochemie depends on outside vendors for the timely supply of raw materials used to produce our products, including Natrecor. Once a supplier’s materials have been selected for use in Biochemie’s manufacturing process, the supplier in effect becomes a sole or limited source of that raw material due to regulatory compliance procedures. We depend on these third parties to perform their obligations effectively and on a timely basis. If these third parties fail to perform as required, our ability to deliver Natrecor on a timely basis would be impaired.

     In addition, in the event of a natural disaster, equipment failure, power failure, strike or other difficulty, we may be unable to replace our third party manufacturers in a timely manner and would be unable to manufacture Natrecor to meet market needs.

The success of Natrecor is highly dependent on our partner, Innovex L.P., a division of Quintiles Transnational Corp., for marketing, promotion and sales activities.

     We believe that for Natrecor to be widely adopted, the efforts of an experienced sales force are needed. We have limited experience in managing or operating a marketing organization. Accordingly, we have entered into an exclusive agreement with Innovex to co-promote, sell and distribute Natrecor in the United States. As part of our agreement with Innovex, we intend to build a sales force of approximately 180 people solely dedicated to the sale of Natrecor. If Innovex and we fail to devote appropriate resources to promote, sell and distribute Natrecor, sales of Natrecor could be reduced. If Innovex breaches or terminates its agreement with us or otherwise fails to conduct its Natrecor-related activities in a timely manner or if there is a dispute about its obligations, we may need to seek another partner. In that event, we cannot assure you that we will be able to obtain another partner on favorable terms, if at all.

The failure of PharmaBio Development, Inc., an affiliate of Innovex, to fulfill its obligation to partially fund the commercialization of Natrecor may affect our ability to successfully market Natrecor.

     PharmaBio has agreed to fund $30.0 million of our costs to launch Natrecor over the first 24 months of Natrecor’s commercialization and to loan us up to $5.0 million. Of the $30.0 million, we anticipate that $10.0 million will be paid to us in 2001 following FDA approval of Natrecor. If PharmaBio breaches or terminates its agreement with us or otherwise fails to fulfill its financial obligations under the agreement and we are unable to secure alternative funding, we may lose our ability to successfully market Natrecor.

In the area of acute CHF, we face competition from companies with substantial financial, technical and marketing resources, which could limit our future revenues from Natrecor.

     Many therapeutic options are available for patients with acute CHF. Currently used drugs fall into three main categories: vasodilators, inotropes and diuretics. Natrecor would compete against both vasodilators and inotropes in the acute CHF market. Many of these drugs are available in generic formulation with an associated low cost. In addition, milrinone, an inotrope, is currently promoted by Sanofi-Synthelabo Inc. We may not be able to compete effectively with these long-standing current forms of therapy. In addition, we will price Natrecor above the cost of these existing drugs, which may harm our competitive position relative to these drugs.

     New drugs in development for the treatment of acute CHF would also compete with Natrecor if approved by the FDA or other regulatory agencies. Tezosentan, a non-selective endothelin receptor antagonist, is being developed by Actelion Ltd and is currently being evaluated in Phase III clinical trials as a vasodilator for the treatment of acute CHF. In addition, Abbott had previously submitted an NDA for Simdax, a calcium sensitizer described as an inotrope, but withdrew the application in 2000. To our knowledge, Abbott has not announced its intent to refile an NDA for Simdax. If any such new drug in development is approved by the FDA or other regulatory agencies, we may not be able to compete effectively with these new forms of therapy.

If we fail to gain approval for Natrecor and our other product candidates in international markets, our market opportunities will be limited.

     We have not yet filed for marketing clearance for the use of Natrecor or any other product candidates in foreign countries, and we may not be able to obtain any international regulatory approvals for Natrecor or any other product we develop. If we fail to obtain those approvals or if such approvals are delayed, the geographic market for Natrecor or our other product candidates would be limited.

We will require a partner to market and commercialize Natrecor and our other product candidates in international markets.

     We plan to partner with other companies for the sale of Natrecor and our other product candidates outside of the United States. We cannot assure you that we will be able to enter into such arrangements on favorable terms or at all. In addition, partnering arrangements could result in lower levels of income to us than if we marketed our products entirely on our own. In the event that we are unable to enter into a partnering arrangement for Natrecor or our other product candidates in international markets, we cannot assure you we will be able to develop an effective international sales force to successfully market and commercialize those products. If we fail to enter into partnering arrangements for our products and are unable to develop an effective international sales force, our revenues would be limited.

If we fail to obtain additional marketing approvals from the FDA for the use of Natrecor for additional therapeutic indications or if after approval such approval is subsequently revoked, our revenues from Natrecor will suffer.

     In order to expand the medical uses, or therapeutic indications, for which we may market Natrecor, we must successfully complete additional clinical trials which could be lengthy and expensive and will require the allocation of both substantial management and financial resources. Thereafter, we will have to apply separately to the FDA for clearance to market Natrecor for other indications. We cannot assure you that we will be able to successfully complete the required clinical trials or that the FDA will approve Natrecor for any additional indications. In addition, even if Natrecor is approved by the FDA, we cannot exclude the possibility that serious adverse events related to the use of Natrecor might occur in the future, which could either limit its use or cause the FDA to revoke our approval to market Natrecor.

Other Risks Related to Scios

We have a history of losses, expect to operate at a loss for the foreseeable future and may never be profitable.

     We may not be able to achieve or earn a profit in the future. We began operations in December 1981, and since that time, with the sole exception of 1983, we have not earned a profit on a full-year basis. Our losses have historically resulted primarily from our investments in research and development. As of December 31, 2000, we had an accumulated deficit of approximately $411.4 million.

     To date, nearly all of our revenues have come from:

•	one-time signing fees from our corporate partners under agreements supporting the research, development and commercialization of our product candidates;

•	one-time payments from our corporate partners when we achieved regulatory or development milestones;

research	funding from our corporate partners; and

our	psychiatric sales and marketing division.

     We expect that our research, development and clinical trial activities and regulatory approvals, together with future general and administrative activities and the costs associated with launching and commercializing our product candidates and launching and commercializing Natrecor in the United States, will result in significant expenses for the foreseeable future.

If we fail to obtain the capital necessary to fund our operations, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our products.

     We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing products. We believe our current working capital and future payments, if any, from our collaboration arrangements will be sufficient to meet our operating and capital requirements for at least the next 12 months. Our need for additional funding depends on a number of factors including:

•	higher costs and slower progress than expected in developing product candidates and obtaining regulatory approvals, particularly for Natrecor;

•	acquisition of technologies and other business opportunities that require financial commitments; or

•	lower revenues than expected from the commercialization of our potential products.

     Additional funding may not be available to us on favorable terms, if at all. We may raise funds through public or private financings, collaborative arrangements or other arrangements. Debt financing, if available, may involve covenants which could restrict our business activities. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, scale back or eliminate expenditures for some of our development programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market internally. If we are required to grant such rights, the ultimate value of these product candidates to us may be reduced.

Our operating results are subject to fluctuations that may cause our stock price to decline.

     Our revenues and expenses have fluctuated significantly in the past. This fluctuation has in turn caused our operating results to vary significantly from quarter to quarter and year to year. We expect the fluctuations in our revenues and expenses to continue, and thus, our operating results should also continue to vary significantly. These fluctuations may be due to a variety of factors including:

•	the timing and realization of milestone and other payments from our corporate partners;

•	the timing and amount of expenses relating to our research and development, product development and manufacturing activities; and

•	the extent and timing of costs related to our activities to obtain patents on our inventions and to extend, enforce and/or defend our patents and other rights to our intellectual property.

     Because of these fluctuations, it is possible that our operating results for a particular quarter or quarters will not meet the expectations of public market analysts and investors, causing the market price of our common stock to decline. We believe that period-to-period comparisons of our operating results are not a good indication of our future performance, and you should not rely on those comparisons to predict our future operating or share price performance.

We depend on our key personnel and we must continue to attract and retain key employees and consultants.

     We depend on our key scientific and management personnel. Our ability to pursue the development of our current and future product candidates depends largely on retaining the services of our existing personnel and hiring additional qualified scientific personnel to perform research and development. We also rely on personnel with expertise in clinical testing, government regulation, manufacturing and marketing. Attracting and retaining qualified personnel will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. Failure to retain our key scientific and management personnel or to attract additional highly-qualified personnel could delay the development of our product candidates and harm our business.

Other than Natrecor, our product candidates are at early stages of development, and if we are unable to develop and commercialize these product candidates successfully, we will not generate revenues from these products.

     To date, none of our product candidates has been commercialized. Other than Natrecor, all of our product candidates are in early stages of development. We face the risk of failure normally found in developing biotechnology products based on new technologies. Successfully developing, manufacturing, introducing and marketing our early-stage product candidates will require several years and substantial additional capital.

Our operations depend on compliance with complex FDA and comparable international regulations. If we fail to obtain approvals on a timely basis or to achieve continued compliance, the commercialization of our products could be delayed.

     We cannot assure you that we will receive the regulatory approvals necessary to commercialize our product candidates, which could cause our business to fail. Our product candidates are subject to extensive and rigorous government regulation by the FDA and comparable agencies in other countries. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If our potential products are marketed abroad, they will also be subject to extensive regulation by foreign governments. None of our lead product candidates has been approved for sale in the United States or any foreign market. In addition, we have only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain such approvals.

The results of preclinical studies and clinical trials of our products may not be favorable.

     In order to obtain regulatory approval for the commercial sale of any of our product candidates, we must conduct both preclinical studies and human clinical trials. These studies and trials must demonstrate that the product is safe and effective for the clinical use for which we are seeking approval. We are currently conducting Phase Ib clinical trials of our lead p38 kinase inhibitor small molecule compound. The results of these or other clinical trials that we may conduct in the future may not be successful. Adverse results from our current or any future trials would harm our business.

     We also face the risk that we will not be permitted to undertake or continue clinical trials for any of our product candidates in the future. Even if we are able to conduct such trials, we may not be able to satisfactorily demonstrate that the products are safe and effective and thus qualify for the regulatory approvals needed to market and sell them. Results from preclinical studies and early clinical trials are often not accurate indicators of results of later-stage clinical trials that involve larger human populations.

Our products use novel alternative technologies and therapeutic approaches which have not been widely studied.

     Many of our product development efforts focus on novel alternative therapeutic approaches and new technologies that have not been widely studied. These approaches and technologies may not be successful. We are applying these approaches and technologies in our attempt to discover new treatments for conditions that are also the subject of research and development efforts of many other companies.

Rapid changes in technology and industry standards could render our potential products unmarketable.

     We are engaged in a field characterized by extensive research efforts and rapid technological development. New drug discoveries and developments in our field and other drug discovery technologies are accelerating. Our competitors may develop technologies and products that are more effective than any we develop or that render our technology and potential products obsolete or noncompetitive. In addition, our potential products could become unmarketable if new industry standards emerge. To be successful, we will need to enhance our product candidates and design, develop and market new product candidates that keep pace with new technological and industry developments.

Many other companies are targeting the same diseases and conditions as we are. Competitive products from other companies could significantly reduce the market acceptance of our products.

     The markets in which we compete are well-established and intensely competitive. We may be unable to compete successfully against our current and future competitors. Our failure to compete successfully may result in pricing reductions, reduced gross margins and failure to achieve market acceptance for our potential products. Our competitors include pharmaceutical companies, biotechnology companies, chemical companies, academic and research institutions and government agencies.

     For example, many pharmaceutical and biotechnology companies have initiated research programs similar to ours. Many of these organizations have substantially more experience and more capital, research and development, regulatory, manufacturing, sales, marketing, human and other resources than we do. As a result, they may:

•	develop products that are safer or more effective than our product candidates;

•	obtain FDA and other regulatory approvals or reach the market with their products more rapidly than we can, reducing the potential sales of our product candidates;

•	devote greater resources to market or sell their products;

•	adapt more quickly to new technologies and scientific advances;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licensing and collaboration arrangements; and

20

•	take advantage of acquisition or other opportunities more readily than we can.

     In addition, our product candidates, if approved and commercialized, will compete against well-established existing therapeutic products that are currently reimbursed by government health administration authorities, private health insurers and health maintenance organizations. We face and will continue to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for relationships with academic and research institutions and for licenses to proprietary technology. In addition, we anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments continue to expand the understanding of various diseases. While we will seek to expand our technological capabilities to remain competitive, research and development by others may render our technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us.

If we are unable to protect our intellectual property rights adequately, the value of our potential products could be diminished.

     Our success is dependent in part on obtaining, maintaining and enforcing our patents and other proprietary rights. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and surrounded by a great deal of uncertainty. Accordingly, we cannot assure you that our pending patent applications will result in issued patents. Because certain U.S. patent applications may be maintained in secrecy until a patent issues, we cannot assure you that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology.

     Other companies, universities and research institutions have or may obtain patents and patent applications that could limit our ability to use, manufacture, market or sell our product candidates or impair our competitive position. As a result, we may have to obtain licenses from other parties before we could continue using, manufacturing, marketing or selling our potential products. Any such licenses may not be available on commercially acceptable terms, if at all. If we do not obtain required licenses, we may not be able to market our potential products at all or we may encounter significant delays in product development while we redesign potentially infringing products or methods.

     In addition, although we own a number of patents, including issued patents and patent applications relating to Natrecor and certain of our p38 kinase inhibitors, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in limitations of their coverage. In addition, the cost of litigation to uphold the validity of patents can be substantial. If we are unsuccessful in such litigation, third parties may be able to use our patented technologies without paying licensing fees or royalties to us.

     Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or may refuse to stop the other party from using the technology at issue on the grounds that its technology is not covered by our patents. Policing unauthorized use of our intellectual property is difficult, and we cannot assure you that we will be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

     In addition to our patented technology, we also rely on unpatented technology, trade secrets and confidential information. We may not be able to effectively protect our rights to this technology or information. Other parties may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We require each of our employees, consultants and corporate partners to execute a confidentiality agreement at the commencement of an employment, consulting or collaborative relationship with us. However, these agreements may not provide effective protection of our technology or information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

If we fail to negotiate or maintain successful arrangements with third parties, our development and marketing activities may be delayed or reduced.

     We have entered into, and we expect to enter into in the future, arrangements with third parties to perform research, development, regulatory compliance, manufacturing or marketing activities relating to some or all of our product candidates. If we fail to secure or maintain successful collaborative arrangements, our development and marketing activities may be delayed or reduced. We may be unable to negotiate favorable collaborative arrangements that, if necessary, modify our existing arrangements on acceptable terms.

     Most of our agreements can be terminated under certain conditions by our partners. In addition, our partners may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our efforts. Even if our partners continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Also, our partners may fail to perform their obligations under the collaborative arrangements or may be slow in performing their obligations. In these circumstances, our ability to develop and market potential products could be severely limited.

Risks Related to our Industry

We face uncertainties over reimbursement and healthcare reform.

     In both domestic and foreign markets, future sales of our potential products, if any, will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly-approved health care products. Even if we were to obtain regulatory approval, our product candidates may not be considered cost-effective and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investments in product development. Legislation and regulations affecting the pricing of pharmaceuticals may change before any of our product candidates is approved for marketing. Adoption of such legislation and regulations could further limit reimbursement for medical products and services. If the government and third-party payors fail to provide adequate coverage and reimbursement rates for our potential products, the market acceptance of our products may be adversely affected.

We may be required to defend lawsuits or pay damages in connection with the alleged or actual harm caused by our product candidates.

     We face an inherent business risk of exposure to product liability claims in the event that the use of our product candidates is alleged to have resulted in harm to others. This risk exists in clinical trials as well as in commercial distribution. In addition, the pharmaceutical and biotechnology industries in general have been subject to significant medical malpractice litigation. We may incur significant liability if product liability or malpractice lawsuits against us are successful. Although we maintain product liability insurance, we cannot be sure that this coverage is adequate or that it will continue to be available to us on acceptable terms.

We use hazardous materials in our business, and any claims relating to improper handling, storage or disposal of these materials could harm our business.

     Our research and development activities involve the controlled use of hazardous materials, chemicals, biological agents and radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any resulting damages, and any such liability could exceed our resources. We may be required to incur significant costs to comply with these laws in the future. Failure to comply with these laws could result in fines and the revocation of permits, which could prevent us from conducting our business.

Our stock price continues to experience large fluctuations, and you could lose some or all of your investment.

     The market price of our stock has been and is likely to continue to be highly volatile. These price fluctuations have been rapid and severe. The market price of our common stock may fluctuate significantly in response to the following factors, most of which are beyond our control:

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts,

•	acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	future sales of common stock;

•	announcements by us or our competitors of technological innovations of new therapeutic products, clinical trial results and developments in patent or other proprietary rights;

•	announcements regarding government regulations, public concern as to the safety of drugs developed by us or others or changes in reimbursement policies; and

•	fluctuations in stock market price and volume, which are particularly common among securities of biopharmaceutical companies.

We are at risk of securities class action litigation.

     In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology companies have experienced greater than average stock price volatility in recent years. Several years ago, we were the subject of a securities class action lawsuit, which was eventually dismissed with a determination that the plaintiffs had no basis for their claim. If we face such litigation in the future, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We have implemented provisions in our charter documents that may ultimately delay, discourage or prevent a change in our management or control of us.

     Our certificate of incorporation and bylaws contain provisions that could make it more difficult for our stockholders to replace or remove our directors or to effect any other corporate action. These provisions include those which:

•	prohibit holders of less than ten percent of our outstanding capital stock from calling special meetings of stockholders;

•	prohibit stockholder action by written consent, thereby requiring stockholder actions to be taken at a meeting of our stockholders; and

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters than can be acted upon by stockholders at stockholder meetings.

Moreover, our certificate of incorporation does not provide for cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates.

     Some of the above provisions may also have possible anti-takeover effects, which may make an acquisition of us by a third party more difficult, even if such an acquisition could be beneficial to our stockholders. In addition, our certificate of incorporation also authorizes us to issue up to 20,000,000 shares of preferred stock in one or more different series with terms to be determined by our board of directors at time of issuance. As of December 31, 2000, an aggregate of 71,053 shares of preferred stock had been authorized for issuance by the board of directors and 4,991 shares were issued and outstanding. Issuance of other shares of preferred stock could also be used as an anti-takeover device.

MANAGEMENT

Executive Officers

     Our executive officers and their ages at January 30, 2001 are as follows:

Name	Age	Position
Richard B. Brewer	49	President, Chief Executive Officer and Director
George F. Schreiner, M.D	51	Chief Scientific Officer
David W. Gryska	44	Senior Vice President, Finance and Chief Financial Officer
John H. Newman	50	Senior Vice President, General Counsel and Secretary
Patricia Baldwin, Ph.D	45	Vice President, Quality and Product Development
Thomas L. Feldman	50	Vice President, Sales and Marketing
Darlene P. Horton, M.D	39	Vice President, Medical Affairs

     Richard B. Brewer joined Scios in September 1998 as President, Chief Executive Officer and Director on our Board of Directors. From February 1996 to June 1998, he served as our Executive Vice President of Operations and then Chief Operating Officer of Heartport, Inc., a medical device company. From 1984 to 1995, Mr. Brewer served in various capacities for Genentech Europe Ltd., Genentech Canada, Inc. and Genentech, Inc., most recently as Senior Vice President, U.S. Sales and Marketing. Mr. Brewer holds a B.S. from Virginia Polytechnic Institute and a M.B.A. from Northwestern University.

     Dr. George F. Schreiner joined Scios in January 1997 as Vice President, Cardiorenal Research. He became our Chief Scientific Officer in August 2000, responsible for leading our research group. From 1980 to 1992, Dr. Schreiner served on the faculties of Harvard Medical School and Washington University School of Medicine and in 1993 joined CV Therapeutics, Inc., a biopharmaceutical company, as Vice President, Medical Science and Preclinical Research. Dr. Schreiner holds an M.D. from Harvard Medical School and a Ph.D. in Immunology from Harvard University.

     David W. Gryska joined Scios in December 1998 as Vice President of Finance and Chief Financial Officer and became our Senior Vice President of Finance in November 2000. From 1993 to December 1998, Mr. Gryska was Vice President, Finance and Chief Financial Officer of Cardiac Pathways Corporation, a medical device company. Mr. Gryska was with Ernst & Young LLP from 1982 to 1993 and served as a partner from 1989-1993.

     John H. Newman joined Scios in 1983 as Vice President, General Counsel and Secretary, and became our Vice President of Commercial Development, General Counsel and Secretary in 1989, our Vice President of Legal Affairs, General Counsel and Secretary in 1992 and our Senior Vice President, General Counsel and Secretary in February 1998. Prior to joining Scios, Mr. Newman was an attorney in private practice.

     Dr. Patricia Baldwin joined Scios in 1986 as a Scientist in the Novel Drug Delivery Department. In 1990, she moved to the Pharmaceutical Research and Development Department and in 1995, Dr. Baldwin became our Director of Analytical Chemistry. In September 1999, she became our Senior Director of Analytical Methods and Quality Control and then, in March 2000, Dr. Baldwin was promoted to our Vice President, Quality and Product Development. Dr. Baldwin received a B.S. in Chemistry from Stanford University and a Ph.D. in Chemistry from University of California, Berkeley.

     Thomas L. Feldman joined Scios in 1995 as Vice President of Commercial Operations and in November 1999, became our Vice President, Sales and Marketing. Prior to joining Scios, Mr. Feldman was responsible for sales and marketing activities at pharmaceutical companies affiliated with Johnson & Johnson. From 1993 through 1994, Mr. Feldman was National Sales Manager at Ortho Pharmaceutical Corporation. From 1973 to 1993, Mr. Feldman held various sales and marketing positions at McNeil Pharmaceutical, where he most recently served as National Sales Manager from 1990 to 1993.

     Dr. Darlene P. Horton joined Scios in July 1996 and is responsible for directing and managing our clinical research programs. In August 2000, Dr. Horton was appointed our Vice President, Medical Affairs. Prior to joining Scios, she was a Pediatric Cardiology Fellow at UCSF’s Cardiovascular Research Institute, and she remains on the clinical faculty at the University of California, San Francisco. Dr. Horton received a B.S. in Microbiology and an M.D. from the University of Florida in Gainesville.

Item 2. PROPERTIES

     We lease a 52,000 square foot office building in Sunnyvale, California which expires on January 31, 2002. We also lease a neighboring 33,600 square foot office building which expires on January 31, 2002. Our annual lease payments for the Sunnyvale facilities are approximately $1.5 million. We believe our facilities are sufficient for the foreseeable future.

Item 3. LEGAL PROCEEDINGS

     In November 1995, we were notified by the United States Environmental Protection Agency (EPA) that we might have a liability in connection with the clean-up of a toxic waste site arising out of the alleged disposal of hazardous substances by a subcontractor of Nova Pharmaceutical Corporation, the company we acquired in 1992. We have executed a settlement agreement proposed by the EPA under which we have agreed to contribute approximately $81,000 to clean-up costs. This amount was accrued at December 31, 2000. Final court approval of the settlement is expected in 2001 so that payment can be made.

     For a discussion of certain litigation relating to our intellectual property, see “Item 1. Business-Patents and Proprietary Rights.”

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is traded on the NASDAQ Stock Market under the symbol “SCIO”. The table below sets forth the high and low sales prices (converted to decimals and rounded to the nearest whole cent) as reported by Nasdaq for the Common Stock during the last two fiscal years. Prices represent quotations among dealers without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions. To date, no cash dividends have been paid on our Common Stock, and we do not anticipate paying cash dividends in the foreseeable future. As of December 31, 2000, there were approximately 3164 stockholders of record of the our Common Stock.

	Common Stock
	FY 2000		FY 1999
	High	Low	High	Low
Q1	$9.19	$4.13	$12.50	$8.13
Q2	5.91	3.38	9.94	2.88
Q3	11.44	5.44	5.25	3.25
Q4	24.63	8.75	5.16	3.38
Year	24.63	3.38	12.50	2.88

Item 6. SELECTED FINANCIAL DATA

     The following selected consolidated historical information has been derived from the audited consolidated financial statements of the Company. The financial information as of December 31, 2000, 1999, 1998, 1997, and 1996 and for each of the five years in the period ended December 31, 2000 are derived from audited consolidated financial statements and are included elsewhere in this Annual Report on Form 10-K. The following Selected Consolidated Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
Statement of operations data:	2000	1999	1998	1997	1996
	(Dollars in thousands, except per share amounts)
Revenues(1)	$ 12,624	$ 28,355	$ 44,668	$ 14,459	$ 29,109
Loss from operations	(42,372)	(24,333)	(11,991)	(39,737)	(22,020)
Other income (expense) net	(147)	4,283	11,102	2,254	4,497
Net loss	(42,522)	(20,064)	(2,363)	(38,667)	(18,403)
Net loss per common share and per common share assuming dilution	$ (1.12)	$ (0.53)	$ (0.06)	$ (1.07)	$ (0.51)

	December 31,
Balance sheet data:	2000	1999	1998	1997	1996
	(in thousands)
Cash and securities	$71,531	$100,712	$97,311	$64,700	$62,170
Working capital (deficits)	13,057	1,706	8,083	4,524	(5,838)
Total assets	88,387	118,272	138,829	116,871	113,961
Long-term obligations	39,095	42,866	34,573	31,919	426
Stockholders’ equity	$17,763	$42,787	$74,926	$60,142	$93,628
Employees at year end	194	180	279	258	256
Field sales representatives	94	90	98	92	79

(1)	As reclassified for EITF 99-19.

26

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements, including the related notes, contained elsewhere in this document. The following discussion also contains forward-looking statements about our plans, objectives and future results. These forward-looking statements are based on our current expectations, and we assume no obligation to update this information. Realization of these plans and results involves risks and uncertainties, and our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those set forth under “Risk Factors.”

Overview

     We are a biopharmaceutical company developing novel treatments for cardiovascular and inflammatory diseases. Our disease-based technology platform integrates expertise in protein biology with computational and medicinal chemistry to identify novel targets and protein-based small molecule compounds for large markets with unmet medical needs.

     We have primarily focused on the development of two product candidates — Natrecor for the treatment of acute CHF, and SCIO-469, an oral small molecule inhibitor of p38 kinase, for the treatment of rheumatoid arthritis. We submitted an amendment to our NDA for Natrecor to the FDA in January 2001, and we expect the FDA to respond to our application by July 2001. Also in January 2001, we completed a Phase Ia clinical trial evaluating the safety of SCIO-469, and we expect to complete a Phase Ib clinical trial in the second quarter of 2001.

New Accounting Pronouncements

      Emerging Issues Task Force 99-19. We adopted Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” in the fourth quarter of 2000. The effect of EITF 99-19 resulted in netting revenues against related direct costs. The financial statements for all periods presented have been reclassified accorrding to EITF 99-19. We have a number of agreements that were impacted by EITF 99-19, including the Psychiatric Sales and Marketing Division, or PMSD, agreement with GSK, and the co-promotion arrangements with GSK for Paxil and Janssen Pharmaceutica Inc. for Risperdal.

      Staff Accounting Bulletin 101. We have completed our evaluation of the effects of SAB 101 and have concluded that the cumulative effect of adoption as of January 1, 2000 is immaterial to our financial position and results of operations. SAB 101 requires that license and other up-front fees received from research collaborators be recognized as earned over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. However, certain revenue recognized in periods prior to January 1, 2000 would have been recognized in different periods in accordance with the provisions of SAB 101. In accordance with implementation provisions of SAE 101 the financial statements for years prior to January 1, 2000 have not been restated. In the year ended December 31, 1998, we recorded a $20.0 million license fee in connection with the Natrecor commercialization agreement with Bayer AG. Under SAB 101, $19.1 million of this license fee would have been reallocated from 1998 to the year ended December 31, 1999, the year in which the Bayer AG commercialization agreement was terminated. As a result, the loss for the year ended December 31, 1998 would have increased by $19.1 million and the loss for the year ended December 31, 1999 would have decreased by $19.1 million.

     Financial Accounting Standards No. 133. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of relationship that exists. As amended, SFAS 133 is effective for fiscal years beginning after June 15, 2000. We do not currently hold derivative instruments or engage in hedging activities and believe that the implementation of SFAS 133 will be immaterial to our financial position and results of operations.

     Financial Accounting Standards Board Interpretation No. 44. In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of the Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees.” This interpretation clarifies the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously-fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000, but certain conclusions cover specific events that occured after either December 15, 1998 or January 12, 2000. The adoption of FIN No. 44 did not have any material impact on our financial position or results of operations.

Results of Operations

Years ended December 31, 2000, 1999 and 1998

     Revenues

     Total Revenues. Total revenues, after the reclassification required by EITF 99-19, were $12.6 million, $28.4 million and $44.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. In 2000, approximately 40% of our total revenue was derived from PSMD product sales under our license agreement with GSK. This license agreement was terminated in March 2001, and effective April 1, 2001, we will no longer sell these products. In 1999, no customer accounted for more than 10% of our total revenue. In 1998, research and development contract revenue from Bayer AG accounted for approximately 55% of our total revenue.

     Net Product Sales and Co-Promotion Commissions. Net product sales and co-promotion commissions were $6.9 million, $10.0 million and $6.6 million for the years ended December 31, 2000, 1999 and 1998, respectively, and were primarily derived from sales of PSMD products. The $3.0 million decrease in net product sales and co-promotion commissions from 1999 to 2000 was primarily the result of reduced distributor inventories caused by manufacturing and product shelf life issues of Eskalith CR, coupled with sales erosion due to increased competition and the introduction of generic drugs. The $3.4 million increase from 1998 to 1999 was primarily attributable to an increase in prescriptions for PSMD products resulting from increased marketing programs.

     Research and Development Contract Revenues. Research and development contract revenues were $5.7 million, $18.4 million and $38.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The $12.7 million decrease from 1999 to 2000 was primarily attributable to $9.0 million in one-time milestone payments received in 1999 from corporate partners Chiron Corporation and Novo Nordisk A/S, $2.3 million in clinical research funding from Bayer AG and $1.9 million in royalty payments from GenVec, Inc. and Guilford Pharmaceuticals Inc. The $19.7 million decrease from 1998 to 1999 was primarily due to $20.0 million received from Bayer AG in 1998 for the commercialization of Natrecor. The agreement with Bayer AG was terminated in May 1999 after non-approval of Natrecor in April 1999 by the FDA.

     Costs and Expenses

     Research and Development. Research and development expenses were $39.3 million, $34.3 million and $46.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. The $5.0 million increase from 1999 to 2000 was primarily attributable to the increased clinical expenses related to Natrecor and increased research expenses related to our p38 kinase inhibitor program. The $12.3 million decrease from 1998 to 1999 was primarily due to our corporate restructuring in 1999 that included the layoff of personnel and the closure of a manufacturing facility.

     Marketing, General and Administrative. After the reclassification required by EITF 99-19, marketing, general and administrative expenses were $16.7 million, $12.0 million and $10.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. The $4.7 million increase from 1999 to 2000 was primarily the result of Natrecor pre-launch activities, a proxy contest in early 2000, outside consulting expenses relating to strategic planning, increased headcount and bonuses paid during the period. The $2.0 million increase from 1998 to 1999 was primarily attributable to increased outside consulting fees related to Natrecor pre-launch activities, our corporate restructuring in 1999 and product licensing activities.

     Restructuring Charges. We incurred a one-time restructuring expense in 1999 of $6.4 million resulting from a corporate reorganization, which included the closure of our Mountain View manufacturing facility and a 30% reduction in our workforce. All restructuring activities were complete by the end of the second quarter of 2000, leaving a remaining balance of $1.0 million in the restructuring reserve. This unused reserve primarily resulted from changes in the estimates of the cost of workforce reductions and the gain on the sale of excess capital assets that were unanticipated. The reserve was credited to restructure expense in the second quarter of 2000.

     Other Income (Expense)

     Net other income (expense) was ($0.1) million, $4.3 million and $11.1 million in the years ended December 31, 2000, 1999 and 1998, respectively. The $4.4 million decrease from 1999 to 2000 was primarily attributable to the 1999 net gain on the sales of securities in Guilford. The $6.8 million decrease from 1998 to 1999 was primarily attributable to a reduction in realized gains on the sale of securities in Guilford in 1999 and the increase in royalty expense to Biotechnology Research Partners due to the licensing of Fiblast to Chiron.

     Equity in Net Loss of Affiliate

     We had $1.3 million in equity in net loss of affiliate in 1998, which was the result of Guilford’s net losses. Our ownership in Guilford declined from 62% in May 1994 to 7% at December 31, 1998 as a result of Guilford’s public stock offerings and our sale of Guilford common stock. In the fourth quarter of 1998, we reclassified our investment in Guilford common stock as marketable securities. In 1999, we sold our entire holdings of Guilford common stock.

Liquidity and Capital Resources

     To date, our operations and capital requirements have been financed primarily with the proceeds of public and private sales of common stock and preferred stock, research and development partnerships, collaborative agreements with pharmaceutical firms, product sales and investment income. At December 31, 2000, our combined cash, cash equivalents and marketable securities, both current and non-current, totaled $71.5 million.

     In anticipation of the launch of Natrecor in the third quarter of 2001, we entered into a sales and marketing agreement with Innovex, a subsidiary of Quintiles Transnational Corp. We believe that this marketing alliance will allow us to quickly commercialize Natrecor in the United States. Under the terms of the three and a half year agreement, PharmaBio Development, Inc., an affiliate of Innovex, has agreed to fund $30.0 million of our costs to launch Natrecor over the first 24 months of Natrecor’s commercialization and to loan us up to $5.0 million. Of the $30.0 million, we anticipate that $10.0 million will be paid to us in 2001 following FDA approval of Natrecor. Innovex will also identify, hire, train and deploy a dedicated cardiology and emergency medicine sales force of approximately 180 people to launch and market Natrecor.

     Net cash used in operating activities of $34.5 million in 2000 was primarily attributable to the net loss in 2000 of $42.5 million, partially offset by non-cash charges. For 1999, net cash used in operating activities of $8.5 million was primarily attributable to funding net operating losses, partially offset by non-cash expenses and increases in operating assets and liabilities. Net cash provided by operating activities of $9.0 million in 1998 was largely due to deferred contract revenue of $5.2 million, depreciation and accrued interest payable, partially offset by operating losses and decreases in operating assets and liabilities.

     Net cash provided by investing activities of $20.8 million in 2000 consisted of net sales of marketable securities of $22.1 million, offset by purchases of fixed assets of $1.3 million. Net cash provided by investing activities of $5.7 million in 1999 consisted of net purchases of marketable securities of $11.1 million and purchases of fixed assets of $5.0 million, offset by the proceeds from the sales of facilities and equipment of $21.8 million. For 1998, net cash used by investing activities of $18.3 million consisted of net purchases of marketable securities of $16.3 million and purchases of fixed assets of $2.5 million, partially offset by the sale of investments in an affiliate of $0.4 million.

     Net cash provided by financing activities of $5.4 million in 2000 was primarily due to the proceeds from the issuance of common stock and the collection of notes receivables from stockholders of $10.0 million, partially offset by the payment of notes payable of $4.6 million. Net cash provided by financing activities of $7.7 million in 1999 was largely due to proceeds from notes payable of $7.5 million and proceeds from the issuance of common stock of $1.3 million, partially offset by the purchase of treasury stock of $1.0 million. Net cash provided by financing activities of $5.7 million for 1998 was primarily due to the proceeds from the issuance of common stock of $6 million for 1998, partially offset by the purchase of treasury stock of $1.5 million and the payment of notes payable of $0.3 million.

     We anticipate that our existing cash, cash equivalents and marketable securities and proceeds from existing collaborations, including our agreement with Innovex and PharmaBio, will enable us to maintain our current and planned operations for the next twelve months. In the long-term, and in the event that we do not receive FDA approval to market Natrecor, we will need to arrange additional financing for the operation of our business, including the commercialization of our products currently under development. We will consider collaborative arrangements and additional public or private financings, including additional equity financings. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects and the general conditions of the financial markets.

Income Taxes

     At December 31, 2000, we had federal and state net operating loss carryforwards of approximately $349.0 million and $41.5 million, respectively. We also had federal and state research tax credit carryforwards of approximately $13.3 million and $5.1 million, respectively. The federal net operating loss and other tax credit carryforwards will expire at various dates beginning in the year 2001 through 2020, if not used. Our state net operating loss and other tax credit carryforwards will expire at various dates beginning in the year 2001 through 2005, if not used. These net operating loss and other tax credit carryforwards provide an additional source of liquidity only to the extent that profitable operations are achieved prior to the expiration of the carryforward periods. The use of losses generated through the date of our 1992 merger with Nova Pharmaceutical Corporation may be subject to substantial annual limitations due to the “ownership change” provisions of the Internal Revenue Code of 1986.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. In the normal course of our business, we employ established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency values.

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. These securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. However, through our money manager, we maintain management control systems to monitor interest rate risk. The risk management control systems use analytical techniques as well as other procedures to review interest rate risk. Assuming a hypothetical interest rate increase of 10%, the fair value of our total investment portfolio as of December 31, 2000 would have potentially incurred a loss of $379,000.

     Our exposure to foreign currency fluctuations is currently limited to our supply contract for Natrecor, which is denominated in German Marks. Changes in the exchange rate between German Marks and the U.S. dollar could adversely affect our manufacturing costs. All of our other contracts are denominated in U.S. dollars. Exposure to foreign currency exchange rate risk may change over time as our business evolves and our products are introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements appearing on page F-1 of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Identification of Directors. The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the sections captioned “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” of our definitive Proxy Statement for the 2001 Annual Meeting of Stockholders.

Identification of Executive Officers. See “Management” above.

Item 11. EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the sections captioned “Executive Compensation,” “Stock Option Grants and Exercises,” “Employment and Severance Agreements,” Information About the Board of Directors and Committees of the Board: Compensation of Directors – Standard Arrangements” and “Compensation Committee Interlocks and Insider Participation” of our definitive Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned “Security Ownership of Management and Principal Stockholders” of the our definitive Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned “Certain Relationships and Transactions” of the our definitive Proxy Statement for the 2001 Annual Meeting of the Stockholders.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) Consolidated Financial Statements. See Index to Consolidated Financial Statements at page F-1 of this Form 10-K.

(2) Financial Statement Schedules. Omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

(3) Exhibits. See Exhibit Index at page 33 of this Form 10-K.

(b)	Reports on Form 8-K. None.

32

EXHIBIT INDEX

Exhibit Number			Reference

3.1		Certificate of Incorporation	Q
3.2		Bylaws	J
10.1		Biotechnology Research Partners, Ltd. Agreement of Limited Partnership dated October 29, 1982; Development Contract, Technology License Agreement and Joint Venture Agreement between Biotechnology Research Partners, Ltd. and the Registrant dated December 29, 1982; Promissory Note dated December 29,
10.2	*	1983 Incentive Stock Option Plan, as amended, and form of Stock Option Agreement, Promissory Note and Pledge Agreement	E
10.3		Common Stock Purchase Agreement dated April 15, 1985 between the Registrant and American Home Products Corporation	B
10.5	*	1986 Supplemental Stock Option Plan, as amended, and form of Stock Option Agreement, Promissory Note and Pledge Agreement	E
10.6		Rights Exercise Agreement between the Registrant and American Home Products Corporation dated February 28, 1986 and Letter of March 26 and May 16, 1986	B
10.11	*	1992 Equity Incentive Plan	H
10.18		Form of Purchase Option Agreement between each of the limited partners of Nova Technology Limited Partnership and Nova	I
10.19	*	Nonemployee Director Stock Option Plan	G
10.29		CNS Psychiatric Products Agreement dated June 30, 1990 between SmithKline Beecham Corporation and Nova	N
10.33		Preferred Stock Purchase Agreement dated December 30, 1994 between the Registrant and Genentech, Inc.	Q
10.34		Note Agreement dated December 30, 1994 between the Registrant and Genentech, Inc. (See Exhibit Number 10.41 below amending the Note Agreement)	Q
10.35		Assignment of Lease dated March 22, 1995 for premises located at 820 West Maude Avenue, Sunnyvale, California	R
10.38	*	Employment Letter dated September 8, 1998 between the Registrant and Richard B. Brewer	T
10.3		Purchase and Sale Agreement and Joint Escrow Instructions (Mountain View Real Estate Sale) dated May 24, 1999 between Alexandria Real Estate Equities, Inc. and Registrant’s wholly owned Subsidiary Bio-Shore Holdings, Ltd. Portions of the exhibit have been omitted	U
10.41		First Amendment to Note Agreement and Preferred Stock dated November 3, 1999 between the Registrant and Genentech, Inc. (See Exhibit 10.34 above)	V
10.42		Promissory Note dated December 27, 1999 by the Registrant to Chiron Corporation	V
10.43	*	Change of Control Severance Plans with Employees, Officers and Chief Executive Officer	W
10.44		Alliance Agreement dated January 10, 2001 between the Registrant, Innovex L.P. and PharmaBio Development Inc. (including a Warrant Agreement between the Registrant and PharmaBio Development Inc. attached thereto as Exhibit B). Portions of the exhibit have been omitted
21.2		Subsidiaries of the Registrant	V
23.1		Consent of PricewaterhouseCoopers LLP
24.1		Powers of Attorney. Reference is made to page 35.

33

*	Management contract or compensatory plan or arrangement.
A	Filed as an exhibit to Form S-1 Registration Statement (File No. 2- 86086), as amended, and incorporated herein by reference.
B	Filed as an exhibit to Form S-1 Registration Statement (File No. 33- 3186), as amended, and incorporated herein by reference.
E	Filed as an exhibit to Annual Report on Form 10-K for fiscal year 1988 and incorporated herein by reference.
G	Filed as an exhibit to Form S-8 Registration Statement (File No. 33- 39878) filed on April 8, 1991 and incorporated herein by reference.
H	Filed as an exhibit to Annual Report on Form 10-K for fiscal year 1991 and incorporated herein by reference.
I	Filed as an exhibit to Form S-1 Registration Statement (File No. 33- 14937) filed on behalf of Nova Technology Limited Partnership and incorporated herein by reference.
J	Filed as an exhibit to Form S-4 Registration Statement (File No. 33- 49846) filed on July 22, 1992 and incorporated herein by reference.
N	Filed as an exhibit to Nova’s Annual Report on Form 10-K for fiscal year 1990 and incorporated herein by reference.
Q	Filed as an exhibit to Annual Report on Form 10-K for fiscal year 1994 and incorporated herein by reference.
R	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.
T	Filed as an exhibit to Annual Report on Form 10-K for fiscal year 1998 and incorporated herein by reference.
U	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.
V	Filed as an exhibit to Annual Report on Form 10-K for fiscal year 1999 and incorporated herein by reference.
W	Filed as exhibits to Report on Form 8-K dated January 24, 2000 and incorporated herein by reference.

34

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2001	SCIOS INC. By: /s/ Richard B. Brewer —————————————— Richard B. Brewer President and Chief Executive Officer

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

Signature	Title	Date
/s/ Richard B. Brewer —————————— Richard B. Brewer	President and Chief Executive Officer (Principal Executive Officer)	March 27, 2001
/s/ David W. Gryska —————————— David W. Gryska	Chief Financial Officer (Principal Accounting Officer)	March 27, 2001
/s/ Donald B. Rice, Ph.D. —————————— Donald B. Rice, Ph.D.	Chairman of the Board	March 27, 2001
/s/ Samuel H. Armacost —————————— Samuel H. Armacost	Director	March 27, 2001
/s/ Randal J. Kirk —————————— Randal J. Kirk	Director	March 27, 2001
/s/ Charles A. Sanders, M.D. —————————— Charles A. Sanders, M.D.	Director	March 27, 2001
/s/ Solomon H. Snyder, M.D. —————————— Solomon H. Snyder, M.D.	Director	March 27, 2001
/s/ Burton E. Sobel, M.D. —————————— Burton E. Sobel, M.D.	Director	March 27, 2001
/s/ Eugene L. Step —————————— Eugene L. Step	Director	March 27, 2001

35

Financial Statement Schedules (Omitted because they are not required, are not applicable, or the information is included in the consolidated financials statements or notes thereto.) F-1

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Scios Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of stockholders’equity and of cash flows present fairly, in all material respects, the financial position of Scios Inc. and its subsidiary at December 31, 2000 and 1999, and the results of their operations and comprehensive income (loss) and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 7, 2001, except for Note 18b as to which the date is March 27, 2001.

F-2

December 31,	2000	1999
(in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$3,291	$11,582
Marketable securities	35,356	18,776
Accounts receivable	5,217	3,068
Prepaid expenses	722	899

Total current assets	44,586	34,325

Marketable securities, non-current	32,884	70,354
Property and equipment, net	8,910	11,534
Other assets	2,007	2,059

TOTAL ASSETS	$88,387	$118,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,587	$1,572
Other accrued liabilities	10,749	11,157
Deferred contract revenue	16,193	17,890
Current portion of long term debt	—	2,000

Total current liabilities	31,529	32,619

Long-term debt	39,095	42,866

Total liabilities	70,624	75,485

Commitments and contingencies (Notes 10,11, and 12)
Stockholders’ equity:
Preferred stock; $.001 par value; 20,000,000 shares authorized;
issued and outstanding 4,991 shares and more respectively,
Common stock; $.001 par value; 150,000,000
shares authorized; issued and outstanding
39,166,373 and 38,468,652 shares, respectively	39	38
Additional paid-in capital	428,987	416,600
Treasury stock; none and 735,036
shares, respectively	—	(3,458)
Notes receivable from stockholders	(634)	(108)
Deferred compensation, net	(417)	(340)
Accumulated other comprehensive income (loss)	1,195	(1,060)
Accumulated deficit	(411,407)	(368,885)

Total stockholders’ equity	17,763	42,787

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,387	$118,272

The accompanying notes are an integral part of these consolidated financial statements. F-3

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Year ended December 31,	2000	1999	1998
(in thousands, except share and per share data)

Revenues:
Product sales & co-promotion commissions, net of	$6,914	$9,953	$6,567
expenses
Research & development contracts	5,710	18,402	38,101

	12,624	28,355	44,668

Costs and expenses:
Research and development	39,278	34,305	46,637
Marketing, general and administration	16,711	11,983	10,022
Restructuring charges (credits)	(993)	6,400	—

	54,996	52,688	56,659

Loss from operations	(42,372)	(24,333)	(11,991)
Other income (expense):
Investment income	4,774	4,828	4,154
Interest expense	(3,796)	(2,793)	(2,685)
Realized gains (losses) on securities	(152)	4,933	9,003
Other income (expense)	(973)	(2,685)	630

	(147)	4,283	11,102

Equity in net loss of affiliate	—	—	(1,343)

Loss before provision for income taxes	(42,519)	(20,050)	(2,232)
Provision for income taxes	(3)	(14)	(131)

Net loss	(42,522)	(20,064)	(2,363)

Other comprehensive income (loss):
Change in unrealized gains (losses) on securities	2,255	(12,472)	11,124

Comprehensive income (loss)	$(40,267)	$(32,536)	$8,761

Loss per common share:
Basic and diluted	$(1.12)	$(0.53)	$(0.06)

Weighted average number of common shares
outstanding used in calculation of:
Basic and diluted	37,997,872	37,730,048	37,694,358

Pro forma effect of adopting SAB 101:
Net loss	$(42,522)	$(916)	$(21,511)
Basic and diluted loss per share	$(1.12)	$(0.02)	$(0.57)

The accompanying notes are an integral part of these consolidated financial statements. F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,	2000	1999	1998
(in thousands)

Cash flows from operating activities:
Net loss	($42,522)	($20,064)	($2,363)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	3,717	3,473	3,845
Accrued interest payable	3,791	2,793	2,577
Loss on disposal of property and equipment	253	429	—
Equity in net loss of affiliate	—	—	1,343
Amortization of deferred compensation	234	317	92
Change in assets and liabilities:
Accounts receivable	(2,149)	3,700	(1,553)
Accounts payable	3,015	(754)	642
Other accrued liabilities	647	(2)	(950)
Other	1,245	(422)	168
Deferred contract revenue	(1,697)	994	5,244
Restructuring charges	(1,052)	1,052	—

Net cash provided by (used in) operating activities	(34,518)	(8,484)	9,045

Cash flows from investing activities:
Purchases of property and equipment	(1,346)	(4,975)	(2,476)
Proceeds from sale of investment in affiliate	—	—	459
Proceeds from sale of facilities and equipment	—	21,754	—
Sales/maturities of marketable securities	63,971	105,240	260,388
Purchases of marketable securities	(41,845)	(116,368)	(276,654)

Net cash provided by (used-in) investing activities	20,780	5,651	(18,283)

Cash flows from financing activities:
Issuance of common stock and collection of notes
receivable from stockholders, net	10,009	1,280	7,572
Purchase of treasury stock	—	(1,048)	(1,509)
Payment of notes payable	(4,562)	—	(339)
Proceeds from notes payable	—	7,500	—

Net cash provided by financing activities	5,447	7,732	5,724

Net increase (decrease) in cash and cash equivalents	(8,291)	4,899	(3,514)
Cash and cash equivalents at beginning of year	11,582	6,683	10,197

Cash and cash equivalents at end of year	$ 3,291	$ 11,582	$ 6,683

Supplemental cash flow data:
Cash paid during the year for interest	$ 4,562	$ —	$ 21
Supplemental disclosure of non-cash investing
and financing:
Converted Genentech notes payable into preferred stock	$ 5,000	$ —	$ —
Change in net unrealized gains(losses) on securities	$ 2,255	$(12,472)	$11,124
Investment in affiliate	$ —	$ —	$ 1,343
Write off of fully depreciated assets	$ 904	$ 13,407	$ 143
Notes receivable from shareholders	$ 423	$ —	$ 138
Deferred compensation	$ 311	$ 152	$ 597

The accompanying notes are an integral part of these consolidated financial statements. F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY

(in thousands, except share data)	Preferred Shares	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Notes Receivable From Stockholders	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at January 1, 1998	—	38,032,120	$38	$411,045	$(4,758)	$(13)	$ —	$288	$(346,458)	$60,142

Common stock issued		262,283		3,048						3,048
Purchase of treasury stock					(1,509)					(1,509)
Options exercised		677,249		4,524						4,524
Treasury stock reissued		(603,000)		(2,786)	2,786					—
Notes receivable from
stockholders						(132)				(132)
Deferred compensation		100,000		597			(597)			—
Amortization of deferred
compensation							92			92
Changes in unrealized
gains on available-for-sale
on securities								11,124		11,124
Net loss									(2,363)	(2,363)

Balances at December 31, 1998	—	38,468,652	38	416,428	(3,481)	(145)	(505)	11,412	(348,821)	74,926

Purchase of treasury stock					(1,048)					(1,048)
Options exercised		185,163		1,243						1,243
Treasury stock reissued		(225,163)		(1,223)	1,071					(152)
Notes receivable from
stockholders						37				37
Deferred compensation		40,000		152			(152)			—
Amortization of deferred
compensation							317			317
Changes in unrealized
gains (losses) on
available-for-sale
securities								(12,472)		(12,472)
Net loss									(20,064)	(20,064)

Balances at December 31, 1999	—	38,468,652	38	416,600	(3,458)	(108)	(340)	(1,060	(368,885)	42,787

Preferred stock issued to
retire debt	4,991			5,000						5,000
Options exercised		1,432,757	1	10,534						10,535
Treasury stock reissued		(735,036)		(3,458)	3,458					—
Notes receivable from
stockholders						(526)				(526)
Deferred compensation				311			(311)			—
Amortization of deferred
compensation							234			234
Changes in unrealized
gains (losses) on
available-for-sale
securities								1,236		1,236
Unrealized gain on Genvec common stock								1,019		1,019
Net loss									(42,522)	(42,522)

Balances at December 31, 2000	4,991	39,166,373	$39	$428,987	$—	$(634)	$(417)	$1,195	$(411,407)	$17,763

The accompanying notes are an integral part of these consolidated financial statements. F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business of the Company

Scios Inc. (the “Company”) is a biopharmaceutical company developing novel treatments for cardiovascular and inflammatory diseases. The Company is distinguished by its disease-based technology platform, which integrates expertise in protein biology with computational and medicinal chemistry to identify novel targets, and rationally design small molecule compounds. The Company’s psychiatric sales and marketing division also markets seven products in the United States in cooperation with the Company’s partners. In the course of its development activities, the Company has sustained operating losses and expects such losses to continue at least through fiscal year 2003.

2.	Restructuring Charges and Expenses

In 1999, the Company recorded a one-time restructuring charge of approximately $6.4 million for the disposal of certain excess assets and severance costs. All restructuring activities were complete by the end of the second quarter of 2000, leaving a remaining balance of $1.0 million in the reserve. The remaining reserve was credited to restructure expense in the second quarter of 2000.

3.	Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiary. Other affiliates, more than 20%, but less than 50% owned, are accounted for on the equity basis. Intercompany transactions and balances are eliminated on consolidation.

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

Marketable securities

All marketable securities at December 31, 2000 and December 31, 1999 were deemed by management to be available-for-sale and are stated at fair market value with net unrealized gains or losses reported in stockholders’equity. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method.

Business risk and credit concentration

Approximately 40% (reclassified for EITF 99-19, see recent pronouncements) of the Company’s total revenues in 2000 were derived from psychiatric product sales, which consist entirely of sales in the United States under a license agreement with GlaxoSmithKline Corp. (“GSK”) (see Note 4). In December 1999, the Company announced a temporary shortage of Eskalith CR (lithium carbonate), one of five products developed and manufactured by GSK that are sold by the Company. As a result of these manufacturing issues, the product shelf life has been reduced to six months.

In 1999 license revenues from Chiron Corporation (“Chiron”) accounted for 27%, milestone payments from Novo Nordisk accounted for 22%, and Alzheimer’s research reimbursement with Eli Lilly and Company accounted for 22% of total research and development contract revenues. Approximately 11% of 1999, and 33% of 1998 research and development contract revenues were from the agreement with Bayer AG (“Bayer”) for commercialization of Natrecor (nesiritide). The agreement with Bayer was terminated in May 1999, after non-
F-7

approval of Natrecor by the Food and Drug Administration (FDA). In 1999, no individual customer or partner contributed more than 10% to total revenues.

At December 31, 2000, the $5.2 million in accounts receivable included $3.5 million from GSK, and $1.0 million from Janssen Pharmaceutica Inc. (“Janssen”).

At December 31, 1999, the $3.1 million in accounts receivable included $1.5 million from GSK, $1.1 million from Janssen, and $0.3 million from the National Institutes of Health.

The Company’s excess cash is invested in a diversified portfolio of securities consisting of United States Treasury Notes, deposits with major banks and financial institutions, and investment-grade interest-bearing corporate securities issued by companies in a variety of industries. In addition, the Company owns 201,742 shares of Genvec Corporation (“Genvec”) common stock. Genvec completed its initial public stock offering on December 13, 2000. All pre-IPO stockholders were required to lock up their stock for 180 days subsequent to the offering.

Certain Company products require approval from the FDA and foreign regulatory agencies prior to commercialized sales and are subject to continued regulations once approved. There can be no assurances that the Company’s new products will receive any of these required approvals. If the Company were denied such approvals or such approvals were delayed, it could have a materially adverse impact on the Company

Depreciation and amortization

Buildings and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (3 to 7 years for equipment and 40 years for buildings). Leasehold improvements are amortized on a straight-line basis over the shorter of the asset life or fixed-lease term. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization is removed from the balance sheet, and the resulting gain or loss is reflected in operations.

Treasury stock

Treasury stock of 735,036 shares at December 31, 1999 was stated at cost and was considered issued and outstanding. All treasury stock was issued during 2000 in connection with the exercise of stock options.

Product sales

Revenue from product sales is recognized in the period in which the products are shipped. Provision is made for estimated returns and allowances, cash discounts and rebates attributable to Medicaid programs related to sales of the psychiatric products.

Co-promotion commissions

Revenue from co-promotion commissions (see Note 4) is recognized based on specified sales levels of Janssen’s psychiatric product Risperdal® (risperdone) (“Risperdal”), and GSK’s psychiatric product Paxil® (paroxetine HCl) (“Paxil”), for their respective contract years.

Contract revenues

Research and development contract revenue from cost-reimbursement agreements with collaboration partners is recorded as the related expenses are incurred, up to contractual limits. Payments received that are related to future performance are deferred and recorded as revenue as they are earned over specified future performance periods. Charges to these collaboration partners are based upon negotiated rates for full time equivalent employees of the Company and such rates are intended to approximate the Company’s anticipated costs. All revenues recognized to date are not refundable if the relevant research effort is not successful. Research and development expenses in 2000, 1999, and 1998 include approximately $5.7 million, $5.2. million, and $4.9 million, respectively, incurred in connection with programs subject to cost reimbursement, collaborative or other performance agreements.

Research and development

Research and development costs are charged to operations as incurred. Certain research and development projects are funded under agreement with collaboration partners, and the costs related to these activities are included in research and development expense. The charges to collaboration partners are based upon negotiated rates for full-time equivalent employees of the Company, and such rates are intended to approximate the Company’s anticipated costs.

Fair value of financial instruments

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximates fair value. Estimated fair values for marketable securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

Computation of net loss per share

Basic net loss per share is calculated using the weighted average number of vested common shares outstanding for the period. Diluted net loss is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the period. The outstanding options to purchase common stock and the affect of converting preferred stock to common stock were excluded from diluted earnings calculations because the effect would be anti-dilutive.

Comprehensive income (loss)

The Company’s unrealized gains (losses) on marketable securities represent the only component of comprehensive income that is excluded from the Company’s net loss. The Company’s comprehensive income (loss) has been presented in the consolidated financial statements. As the Company is in a loss position, tax effects have not been allocated to the components of other comprehensive income (loss).

Accumulated other comprehensive income (loss) balances are as follows for the years ended:

(in thousands)	Unrealized Gains (losses) on Securities	Accumulated Other Comprehensive Income (loss)
Balance, January 1, 1999	$11,412	$11,412
Current period change	(12,472)	(12,472)

Balance, December 31, 1999	(1,060)	(1,060)
Current period change	2,255	2,255

Balance, December 31, 2000	$1,195	$1,195

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” which prescribes the use of the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Reclassification

Certain amounts in the consolidated financial statements have been reclassified to conform with the current years presentation. The reclassification has no impact on previously reported net loss.

Recent pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 will be effective for the Company’s first quarter of 2001. The Company does not currently hold derivative instruments or engage in hedging activities, and does not believe that the implementation of SFAS 133 will have any significant impact on its financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44 (“FIN No. 44”), “Accounting for Certain Transactions Involving Stock Compensation,“an interpretation of the Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. This interpretation clarifies the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000, but certain conclusions cover specific events that occured after either December 15, 1998, or January 12, 2000. The adoption of FIN No. 44 did not have any material impact on the Company’s consolidated financial statements.

Effective January 1, 2001, the Company adopted Staff Accounting Bulletin No. 101 (SAB 101) “Revenue Recognition in Financial Statements”. SAB 101 requires that license and other up from fees received from research collaborators be recognized as earned over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process.

The cumulative effect of adoption as of January 1, 2000 was immaterial to the results of Company’s operations and financial position. However, certain revenue recognized in periods prior to January 1, 2000 would have been recognized in different periods in accordance with the provisions of SAB 101. In the year ended December 31, 1998, the Company recorded a $20.0 million license fee in connection with the Natrecor commercialization agreement with Bayer AG. Under SAB 101, $19.1 million of this license fee would have been reallocated from 1998 to the year ended December 31, 1999, the year in which Bayer commercialization agreement was terminated. As a result, the loss for the year ended December 31, 1998 would have increased by $19.1 million and the loss for the year ended December 31, 1999 decreased by $19.1 million. In accordance with the implementation provisions of SAB 101, the accompanying financial data for periods prior to January 1, 2000, the date of adoption, have not been restated.

The pro forma effects of implementing SAB 101 on the results previously reported for the year ended December 31, 1999 and 1998 are presented below:

	Year ended December 31, 1999
	(in thousands, except per share data
	Revenues	Net Loss	Basic and Diluted Loss per Share
As Reported	$ 28,355	$ (20,064)	$(0.53)
Pro-forma	$ 47,503	$ (916)	$(0.02)

	Year ended December 31, 1998
	(in thousands, except per share data
	Revenues	Net Loss	Basic and Diluted Loss per Share
As Reported	$ 44,668	$ (2,363)	$(0.06)
Pro-forma	$ 25,520	$ (21,511)	$(0.57)

Concurrent with the implementation of SAB 101, Scios has implementation the consensus reached in EITF 99-19 “Reporting Revenue Gross as a Principal Versus Net As an Agent”. The effect of the EITF results in netting the revenues received from the Psychiatric Sales and Marketing Division (PMSD) with related direct costs, as such it had no effect on the previously reported operating results. All periods presented reflect retroactive application of this EITF consensus.

4.	Joint Business Arrangements

a. Agreement with Chiron Corporation

In November 1999, the Company signed a license agreement with Chiron for the rights to Fiblast ®(trafermin). Fiblast is a human basic fibroblast growth factor. The Company received $5.0 million in license and technology transfer fees and $7.5 million from a Promissory Note due on December 31, 2006. The note and related interest is forgiven if Fiblast is approved in the United States before December 31, 2006. The Company will also receive royalties based on future sales of Fiblast products.

b. Agreement with Janssen Pharmaceutica Inc.

The Company entered into a three-year agreement, effective April 1998, with Janssen to jointly promote the anti-psychotic drug, Risperdal, in the United States. Under the agreement, the Company receives base payments plus incentive compensation on achieving specified sales levels over a contract year beginning in April and ending in March. Janssen manufactures and distributes the product. This agreement will end on March 31, 2001.

c. Agreement with GlaxoSmithKline Corporation

Under the terms of an agreement with GSK, the Company has the exclusive rights to market certain GSK psychiatric products in the United States. GSK is fully responsible for ancillary matters relating to product sales, including various administrative tasks and maintenance of all New Drug Applications with respect to the GSK Products, and certain product liability insurance. The Company pays GSK 40% of net profits, as defined in the agreement, from sales of the GSK Products.

In September 1998, the Company entered into an agreement with GSK to co-promote Paxil®in the United States. Under the agreement, the Company receives base payments plus incentive compensation on achieving specified sales levels during a specified term. Although the agreement ended December 2000, the companies have agreed to extend the agreement through March 31, 2001.

d. Agreement with DuPont Pharmaceuticals Company

In December 1997, the Company entered into an agreement with DuPont Pharmaceuticals Company (“DuPont”) that established research collaboration in the area of Alzheimer’s disease with the goal of developing pharmaceuticals that prevent or retard the disease. Under the terms of the agreement, DuPont will fund research at the Company and will have responsibility to develop and commercialize products from this collaboration. DuPont also purchased $3.0 million of the Company’s common stock in 1998 and will make milestone and royalty payments to the Company as products advance through development. On the basis of the agreement, the research collaboration ended November 2000. Both Dupont and the Company are in the process of finalizing closeout issues.

e. Agreement with Eli Lilly and Company

In April 1997, the Company entered into a research collaboration with Eli Lilly and Company (“Eli Lilly”) for the development of drugs to prevent or retard the progression of Alzheimer’s disease. Under the terms of the agreement, Eli Lilly will fund research and will have the first opportunity to develop products from the collaboration. The Company may elect to develop other products from the collaboration. The commercialization partner will make milestone and royalty payments to the other partner. In 2000, the existing agreement was amended to decrease the number of dedicated and non-dedicated employees that work on the project, and at that time the program was further extended to December 31, 2001.

f. Agreements with Kaken Pharmaceutical Co., Ltd.

In September 1994, the Company entered into a series of agreements with Kaken Pharmaceutical Co., Ltd. (“Kaken”), to expand a previous agreement signed in 1988 for Fiblast. Under the 1994 agreements, the Company will collaborate with Kaken to further develop the Fiblast manufacturing process, provide Kaken a license to the Company’s Fiblast manufacturing technology and supply a specified amount of Fiblast product. In return, the Company has received milestone payments, which are contingent on Kaken’s continuing development of the product. At December 31, 2000, $15.9 million of the Company’s deferred revenue consisted of payments received for the supply of Fiblast material. Prior to closing its Mountain View manufacturing facility in May 1999, the Company produced the amount of Fiblast due to Kaken and the Company now holds it for delivery to Kaken upon regulatory approval of the product in Japan.

g. Agreement with Genentech, Inc.

In December 1994, the Company entered into a collaboration agreement with Genentech, Inc. (“Genentech”) for the development and commercialization of Auriculin®(anaritide) (“Auriculin”) for the treatment of acute renal failure. Concurrent with the collaboration agreement, Genentech purchased $20.0 million of the Company’s preferred stock, and provided a $30.0 million loan to the Company in the form of a letter of credit (see Note 10), which the Company drew down in March of 1997. As of December 31, 1997, Genentech had converted all shares of preferred stock into 2.1 million shares of common stock. In 1997, the Company and Genentech discontinued development of Auriculin based upon the negative results of an interim study. In 1999 the terms of the loan were amended. The loan is repayable in the Company’s preferred stock up to a maximum of $25.0 million at the Company’s option at any time through December 31, 2002. In the event the Company converts the loan to preferred stock, the stock cannot be sold or registered until December 30, 2002 without the Company’s approval. In addition, if the Company should decide to convert the loan to preferred stock, a portion of the loan that is not convertible will become due and payable before December 31, 2002. The amount of the loan that is due before the maturity date is based on a formula that considers the amount of loan converted to stock and the outstanding loan balance.

In the first quarter of 2000, the Company paid down $2,000,000 of the Genentech loan. In the third quarter of 2000, the Company paid down the Genentech loan by $7,562,059, which consisted of a cash payment of $2,562,054, and 4,991 shares of Series B Preferred Stock. The preferred shares convert to 499,100 shares of common stock.

h. Agreement with Bayer AG

In May 1998, the Company entered into an agreement with Bayer for the commercialization of Natrecor. Upon signing the contract, the Company received a payment of $20.0 million and would have received up to $40.0 million in milestone payments upon regulatory approvals in the United States, Europe and Japan. The agreement provided the Company the option to participate in co-promotion of Natrecor in the United States after three years upon achievement of specified sales levels, and it provided for the Company to actively participate in the further development of Natrecor with funding from Bayer at specified minimum levels. In May 1999, Bayer terminated the agreement after the Company received a non-approval letter from the FDA in April 1999. All rights to Natrecor reverted to the Company without any payment being due to Bayer from the Company.

5.	Affiliate

The Company used the equity method of accounting for its investment in Guilford Pharmaceuticals Inc. (“Guilford”) through September 1998 because it had representation from Guilford’s Board of Directors. In October 1998, the Company reclassified its Guilford investment to marketable securities because of a change in the Company’s representation on Guilford’s Board of Directors. At December 31, 2000 and December 31, 1999, the Company had no ownership in Guilford.

6.	Marketable Securities

Unrealized gains and losses on marketable securities at December 31, 2000 by classification were as follows:

(in thousands)	Cost Basis	Accrued Interest	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
U.S. Government &
Government Agency
Securities	$35,641	$614	$191	$(85)	$36,361
Corporate Bonds	31,242	567	102	(32)	31,879

Total	$66,883	$1,181	$293	$(117)	$68,240

Unrealized gains and losses on marketable securities at December 31, 1999 by classification were as follows:

(in thousands)	Cost Basis	Accrued Interest	Unrealized Gains	Unrealized Losses	Fair Value
Debt securities:
U.S. Government &
Government Agency
Securities	$46,083	$457	$—	$(688)	$45,852
Corporate Bonds	43,142	508	5	(377)	43,278

Total	$89,225	$965	$5	$(1,065)	$89,130

The scheduled maturities for marketable securities at December 31, 2000 by classification were as follows:

(in thousands)	Maturity 1 year or less	Maturity Greater than 1 year
Debt securities:
U.S. Government &
Government Agency
Securities	$18,688	$14,849
Corporate Bonds	16,668	18,035

Total	$35,356	$32,884

The Company realized gains of $96,231 and losses of $277,473 on the disposal of marketable securities in 2000, gains of $5,192,055 and losses of $259,402 on the disposal of marketable securities during 1999 and gains of $9,099,000 and losses of $96,000 on the deposits of marketable securities during 1998.

7.	Property and Equipment

December 31,	2000	1999
(in thousands)

Laboratory equipment	$6,085	$7,197
Computer and related equipment	3,256	2,260
Furniture and other	1,370	1,202
Buildings and building improvements	8,977	8,334

	19,688	18,993
Accumulated depreciation and amortization	(11,366)	(8,938)

	8,322	10,055
Construction-in-progress	588	1,479

Total	$8,910	$11,534

8.	Other Assets

December 31,	2000	1999
(in thousands)

Deposits	$348	$354
Other assets	1,256	1,171
Employee notes receivable	403	534

Total	$2,007	$2,059

9.	Other Accrued Liabilities

December 31,	2000	1999
(in thousands)

Accrued Medicaid rebates	$1,532	$1,688
Accrued payroll	4,021	2,619
Profit distribution to third parties	1,139	723
Accrued clinical trial expenses	598	608
Restructure reserve	—	1,052
Accrued Biotechnology Research Partners, Ltd. royalties	—	1,657
Accrued R&D contract payable	737	—
Other	2,722	2,810

Total	$10,749	$11,157

10.	Lease and Debt Commitments

a. Operating leases

The Company leases two facilities in Sunnyvale, California with agreements that expire in 2002 with options to extend the leases, and a warehouse in Mountain View, California that expires in 2003. In addition, the Company has entered into operating leases covering certain laboratory and computer equipment.

Future minimum payments under these leases are as follows:

	Facilities and Operating Leases	Equipment Operating Leases
(in thousands)

2001	$1,682	$217
2002	186	198
2003	33	105

Total	$1,901	$520

Rent expenses for all facilities operating leases were approximately $1,603,000, $2,170,000, and $963,000 in 2000, 1999, and 1998, respectively.

b. Borrowing arrangements

As part of the Auriculin agreement, Genentech committed to loan the Company up to $30.0 million. The $30.0 million was drawn down in March of 1997, and bears interest at the prime rate (9.5% at December 31, 2000). In 1999 the terms of the loan were amended. The loan is repayable in the Company’s preferred stock up to a maximum of $25.0 million at the Company’s option at any time through December 31, 2002. In the event the Company converts the loan to preferred stock, the stock cannot be sold or registered until December 30, 2002. In addition, if the Company should decide to convert the loan to preferred stock, a portion of the loan that is not convertible will become due and payable before December 31, 2002. The amount of the loan that is due before the maturity date is based on a formula that considers the amount of the loan converted to stock and the outstanding loan balance.

In the first quarter of 2000, the Company paid down $2,000,000 of the Genentech loan. In the third quarter of 2000, the Company paid down the Genentech loan by $7,562,059, which consisted of a cash payment of $2,562,054 and 4,991 shares of Series B preferred stock. (For rights and features of Series B preferred stock see Note 13a). Each share of Series B preferred stock converts at a rate of 100:1 of common stock at Genentech’s option. The Series B preferred stock is convertible after December 30, 2002 and at Genentech’s option before January 20, 2003.

As part of the Fiblast agreement, Chiron loaned the Company $7.5 million in December 1999. The Promissory Note bears interest at the rate of 8.5% compounded annually, and is due December 31, 2006. The note and related interest will be forgiven if Fiblast is approved in the United States before December 31, 2006.

c. Natrecor supply contract

The Company has entered into a long-term supply agreement with a manufacturer for the supply of bulk Natrecor. The contract provides for the purchase of at least 25 kg of bulk solution over an eight-year period after the first delivery of commercialized quantities, at a maximum price of 48.0 million German marks (United States equivalent at December 31, 2000, $23.0 million).

11.	Litigation

On November 29, 1995, the Company was notified by the United States Environmental Protection Agency (“EPA”), that it may have a liability in connection with the clean-up of a toxic waste site arising out of the alleged disposal of hazardous substances by a subcontractor of Nova Pharmaceutical Corporation, which the Company acquired in 1992. The Company is one of many potentially responsible parties that have been identified as associated with this specific site. The Company has held discussions with the EPA and finalized the amount of potential liability. The Company has reserved $90,000 at December 31, 2000 as provision for the settlement thereof.

12.	Research and Development Commitments

a. Commitments to research partnerships

In 1988, the Company purchased the interests of Biotechnology Research Partners, a limited partnership in a joint venture, and made a down payment of $575,000. The balance of the purchase price is to be paid in quarterly installments in accordance with the following formula: (i) until the minority partners have received payments of approximately $22.8 million, the Company will pay approximately 37% of the royalty income from third-party licenses and approximately 4% of the Company’s gross sales of Partnership products; (ii) thereafter, until the minority partners have received aggregate payments of approximately $34.1 million, the Company will pay approximately 31% of the royalty income and approximately 3% of the Company’s gross sales of Partnership products; and (iii) thereafter, until the earlier of 20 years from the date of exercise of the option or the time all patents relating to the Partnership’s technology expire and all information relating to that technology becomes part of the public domain, the Company will pay to the minority partners approximately 21% of the royalty income and approximately 2% of the Company’s gross sales of Partnership products. Partnership products for which minority partners will receive payments include Fiblast. The Company has accrued $1.7 million at December 31, 1999 as the partnership’s share of license fees received from Fiblast in 1999, and no amount was accrued at December 31, 2000.

In December 1992, the Company exercised its option to acquire all interests in Nova Technology Limited Partnership for $20.4 million. The Company also issued contingent payment rights to all limited partners of the partnership, pursuant to which the Company is obligated until January 15, 2008 to pay royalties on the sale or license of certain products that were under development by the partnership. The Company accrued $1.7 million at December 31, 1999 as a result of royalties associated with the commercialization of Guilfords Gliadol® wafer. As of December 31, 2000, $43,597 was accrued.

b. Research collaborations with partners

As part of the Joint Business Arrangements described in Note 4 above, the Company from time to time agrees to provide and receive resources and support as part of its collaborations with other companies. In the course of such collaborations, issues may arise concerning the ownership of technology that is developed and the fulfillment of each party’s obligations to the other. Generally these have been resolved by the parties without resorting to litigation.

13.	Stockholders’Equity

a. Series B preferred stock

The Company’s Series B preferred stock may be issued in series that have such rights as may be designated by the Board of Directors from time to time. There were no shares of Series B preferred stock issued and outstanding at December 31, 1999 and at December 31, 2000 there were 4,991 shares outstanding. As previously mentioned in Note 10 b, the Company paid down the Genentech loan by $7,562,059 which consisted of a cash payment of $2,562,054 and 4,991 shares of Series B preferred stock. Each share of Series B preferred stock converts at a rate of 100:1 of common and will not have voting rights until converted into shares of Scios common stock. In addition, the holders of the Series B preferred stock are entitled to receive dividends as payable on each share of common stock into which such shares could then be converted, when and if declared by the board of directors. In the event of any liquidation, dissolution or winding up of the Company, after payment of debts and other liabilities, the holders of the Series B preferred stock (on an as converted basis) and the holders of the common stock shall be entitled to share ratably in the remaining assets of the Company.

b. Deferred compensationIn August 2000, the Company granted shares of restricted stock to an officer. The shares vest over a six month period provided that the recipient is still employed by the Company. The market value of these shares was $311,000 and has been recorded as a separate component of stockholders’equity. In August 1999, the Company granted shares of restricted stock to an officer. The shares vest over a three-year period provided that the recipient is still employed by the Company. The market value of the shares awarded was $152,480 and has been recorded as a separate component of stockholders’equity. In September 1998, the Company granted shares of restricted stock to an officer and director. The shares vest over a two-year period provided that the recipient is still employed by the Company. The market value of the shares awarded was $597,000 and has been recorded as a separate component of stockholders’equity. Deferred compensation for these share grants is being amortized over the applicable period of the vesting. The restricted stock was granted under the 1992 Incentive Stock Plan.

14.	Employee 401(k) Benefit Plan

The Company has a qualified profit sharing plan and trust under Internal Revenue Service Code sections 401(a) and 401(k). Employees are eligible to participate in the plan the first day of the month after hire and can elect to contribute to the plan up to 15% of their salary subject to current statutory limits. In 2000, the Company matched employee contributions at a rate of 100% to a maximum of $3,000 per employee, except as restricted by statutory limits. The Company contribution is 100% vested at the end of an employee’s third year of employment. Company contributions to the plan totaled approximately $632,000 in 2000, $779,000 in 1999, and $838,000 in 1998.

15.	Stock Option Plans

Under the Company’s stock option plans, the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the vesting period and the exercise price (which cannot be less than fair market value (“FMV”) at date of grant for incentive stock options or 85% of FMV for non-statutory options). The options are exercisable at times and in increments as specified by the Board of Directors, generally expire ten years from date of grant and fully vest over periods from three to five years. The following shares are authorized and available for grant as of December 31, 2000:

Plan Title	Shares Authorized	Options Outstanding	Available for Grant	Option Price
1983/86	2,200,000	115,911	—	Not less than
				85% of FMV
1989	170,000	10,000	—	FMV
1992	5,000,000	2,133,326	575,878	Not less than
				85% of FMV
1996	2,475,000	2,233,053	35,429	Not less than
				85% of FMV
NQ	443,161	2,538	—	Not less than
				85% of FMV

Additional information with respect to the activity of outstanding options and restricted common stock is summarized in the following table:

	Number of Shares	Option Price	Aggregate Price (in thousands)
Balances at January 1, 1998	3,986,142	$3.50-$21.13	$29,344

Granted	1,515,475	$5.19-$12.75	13,245
Exercised	(677,249)	$3.50-$9.13	(4,525)
Canceled	(318,533)	$3.50-$20.54	(2,502)

Balances at December 31, 1998	4,505,835	$3.69-$21.13	35,562

Granted	2,119,200	$3.81-$8.75	12,638
Exercised	(185,163)	$5.13-$9.63	(1,243)
Canceled	(868,011)	$3.81-$15.06	(6,592)

Balances at December 31, 1999	5,571,861	$3.69-$21.13	40,365

Granted	1,190,922	$0.001-$15.19	10,912
Exercised	(1,432,757)	$0.001-$12.00	(10,535)
Canceled	(835,198)	$3.81-$21.13	(7,190)

Balances at December 31, 2000	4,494,828	$0.001 - $21.13	$33,552

The options outstanding by range of exercise price at December 31, 2000 are as follows:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Outstanding Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Weighted Average Exercise Price
$3.00-$3.69	575	4.85	$3.69	575	$3.69
$3.70-$3.81	660,552	8.60	$3.81	168,086	$3.81
$3.87-$5.43	610,657	8.02	$4.30	322,553	$4.32
$5.56-$6.12	586,826	7.24	$5.97	421,802	$5.99
$6.25 -$6.81	113,925	5.34	$6.42	111,160	$6.41
$7.12-$7.43	282,334	2.78	$7.21	276,334	$7.21
$7.50-$7.75	423,624	7.76	$7.67	180,102	$7.59
$8.00-$8.75	578,603	8.13	$8.65	327,742	$8.61
$9.00-$9.19	112,124	2.46	$9.07	107,790	$9.07
$9.62-$21.13	1,055,608	7.72	$12.30	491,356	$10.83

$0.001-$21.13	4,424,828	7.38	$7.61	2,407,480	$7.37

Restricted common Stock

At December 31, 2000 there were 70,000 shares of restricted common stock granted to two officers that were outstanding. The shares vest over a period ranging from six months to three years and at December 31, 2000 none of these shares were vested.

Stock based compensationThe Company is required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. These amounts have not been reflected in the Company’s Consolidated Statements of Operations because no compensation charge arises when the price of the employees’ stock options equals the market value of the underlying stock at the grant date, as in the case of options granted to the Company’s employees. Pro forma information under SFAS 123 is as follows:

The following pro forma information has been prepared following the provisions of SFAS No. 123:

	For the Year Ended December 31, 2000
	2000	1999	1998
	(in thousands, except per share amounts)

Net loss - as reported	$(42,522)	$(20,064)	$(2,363)
Net loss - pro forma	$(48,148)	$(25,449)	$(6,331)
Net loss per common share basic and diluted - as reported	$ (1.12)	$ (0.53)	$ (0.06)
Net loss per common share - basic and diluted - pro forma	$ (1.27)	$ (0.67)	$ (0.17)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing method assuming the following parameters:

	For the Year Ended December 31, 2000
	2000	1999	1998
Risk free interest rate	5.01%	5.5%	5.29%
Expected life (years)	6.1	5.4	4.8
Volatility	0.8573	0.9121	0.7916
Dividend yield	—	—	—

The weighted average per share fair value of options granted in 2000, 1999, and 1998 was $7.73, $4.11 and $5.71, respectively.

16.	Income Taxes

The Company’s deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company has federal and state income tax net operating loss (“NOL”) and research credit carryforwards at December 31, 2000 for tax purposes available as follows:

Federal NOL	$348,956,000
State NOL	$ 41,536,000
Federal Research Credit	$ 13,256,000
State Research Credit	$ 5,066,000

These federal and state NOL carryforwards expire in the years 2001 through 2020 and 2001 through 2005, respectively. The federal and state research credit carryforwards expire in the years 2001 through 2020.

Due to a change in the ownership of the Company, as defined, a portion of the federal and state NOL carryover is subject to an annual utilization limitation. Should another change in ownership occur, future utilization of the Company’s NOL carryforwards may be subject to additional limitations.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

	December 31,
	2000	1999
	In thousands
Net operating loss carryforward	$ 118,650	$ 100,440
State (net of federal benefit)	15,840	15,250
Credits	13,260	15,240
Assets subject to depreciation and amortization	3,770	4,520
Deferred revenue	5,760	6,080
Other accrued liabilities	6,550	6,140

Total deferred tax assets	163,830	147,670
Valuation allowance	(163,830)	(147,670)

Net deferred tax asset	$ —	$ —

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizablenet deferred tax assets.

17.	Industry and Geographic Segment Information

The Company operates in one business segment, using one measurement of profitability for its business. All long-lived assets are maintained in the United States. The Company receives revenue from product sales and from licensing and development of products. The Company received licensing revenue from partners in the United States, Europe and Asia Pacific.

Revenue (reclassified for EITF 99-19) by geographic area for the year ended is as follows:

(in thousands)	Revenues
December 31, 2000:
United States	$12,624
International	—

Total	$12,624

December 31, 1999:
United States	$22,002
International	6,353

Total	$28,355

December 31, 1998:
United States	$13,196
International	31,472

Total	$44,668

18.	Subsequent Events

a. Agreement with Innovex. In January 2001, the Company entered into an agreement with Innovex, a subsidiary of Quintiles Transnational Corp. Under the terms of the agreement, Innovex will identify, hire, train and deploy a dedicated cardiology and emergency medicine sales force of approximately 180 people to launch Natrecor in 2001.

In addition, Quintiles, through its corporate ventures group, PharmaBio Development, will provide the Company up to $35.0 million in funding for the commercialization of Natrecor over a period of 3.5 years.

The Company granted PharmaBio 700,000 warrants to purchase the Company’s common stock at a price of $20.00 per share. The warrants will vest over three years.

b. Psychiatric Sales and Marketing Division.

In March 2001, GSK and the Company agreed to terminate the exclusive marketing agreement relating to certain GSK psychiatric products sold by the Company effective March 31, 2001. Approximately 40% of the Company’s total revenues in 2000 were derived from this marketing agreement. As part of the termination agreement, the Company will receive from GSK $4.0 million in 2001, $3.0 million in 2002 and $2.5 million in 2003.

In addition, the Company ended the deployment of the PSMD flex time sales force and terminated certain full-time support personnel. The total cost of the severance for these personnel amounted to $788,495.

19.	Quarterly Financial Data (Unaudited)

The following tables summarize the quarterly financial data for the last two fiscal years:

	Fiscal 2000 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Total revenues	$ 3,225	$ 3,066	$ 2,816	$ 3,517
Income (loss) from operations	(9,535)	(9,991)	(10,374)	(12,472)
Net income (loss)	(9,525)	(10,309)	(10,484)	(12,204)
Basic and diluted net loss per share	$ (0.25)	$ (0.27)	$ (0.28)	$ (0.32)

	Fiscal 1999 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Total revenues	$ 5,002	$ 5,650	$ 5,275	$ 12,428
Income (loss) from operations	(15,230)	(4,553)	(5,230)	680
Net income (loss)	(9,857)	(3,777)	(4,735)	(1,695)
Basic and diluted net loss per share	$ (0.26)	$ (0.10)	$ (0.13)	$ (0.04)

Pro forma effect of adapting SAB 101:
Fiscal 2000 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share data)
Net income (loss)	$ —	$ —	$ —	$ —
Basic and diluted net loss per share	$ —	$ —	$ —	$ —

Fiscal 1999 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share data)
Net income (loss)	$ (9,538)	$ 15,051	$ (4,735)	$ (1,694)
Basic and diluted gain (loss) per share	$ (0.25)	$ 0.40	$ (0.13)	$ (0.04)

