Form 10-K/A
period 2000-12-31
SCIOS INC
filed 2001-05-29
CIK 726512

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  ___________
                                  FORM 10-K/A
                               (Amendment No. 1)
                                  ___________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from ________ to ________

                        Commission File Number 0-11749

                                  ___________

                                   SCIOS INC.

             (Exact name of registrant as specified in its charter)

                                  ___________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO __
                                               ---

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

     As of March 16, 2001, 39,314,425 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                        Form 10-K Part
---------                                                        --------------

Definitive Proxy Statement with respect to the 2001 Annual Meeting of
Stockholders................................................................ III

================================================================================

                               EXPLANATORY NOTE

     By filing this amendment to our Annual Report on Form 10-K for the year ended December 31, 2000, Scios Inc. is amending the first bulletpoint of Part 1, "Item 1. Business--Natrecor--Natrecor Clinical Trials--The VMAC Trial" of its Annual Report on Form 10-K for the year ended December 31, 2000 to include the percentage decreases in pulmonary capillary wedge pressure, or PCWP, for patients treated with Natrecor and for the patients treated in the placebo group after three hours of treatment in our VMAC clinical trial. This information was inadvertently omitted from our Form 10-K filed with the Securities and Exchange Commission on March 30, 2001. Other than the above-referenced change, the information set forth below is identical to the information set forth under "Item 1. Business" in our Annual Report on Form 10-K filed with the SEC on March 30, 2001.


                                    PART I

     In this Form 10-K, "Scios", "we"," us", and "our" refer to Scios Inc. The following discussion contains forward-looking statements about our plans, objectives and future results. These forward-looking statements are based on our current expectations. We assume no obligation to update this information. Realization of our plans and hoped for results involves risks and uncertainties, and our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this Form 10-K for the year ended December 31, 2000, particularly in the section entitled "Risk Factors".


Item 1.  BUSINESS


Overview

     We are a biopharmaceutical company developing novel treatments for cardiovascular and inflammatory diseases. We are distinguished by our disease-based technology platform, which integrates expertise in protein biology with computational and medicinal chemistry to identify novel targets and protein-based small molecule compounds for large markets with insufficient treatments. Our lead product candidates include, Natrecor (nesiritide), for the treatment of acute congestive heart failure, or acute CHF, for which we have filed a New Drug Application, or NDA, with the FDA, and our p38 kinase inhibitor, SCIO-469, for the treatment of inflammatory diseases such as rheumatoid arthritis, which is currently in Phase Ib clinical trials.

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

     We own various copyrights, trademarks and trade names used in our business including the following: Natrecor(R), Gliadel(R) and Fiblast(R). This document also includes trademarks, service marks and trade names of other companies, including the following: Biodel(R), Enbrel(R), Remicade(R), Celebrex(R), Vioxx(R), Tezosentan(R), Risperdal(R), Simdax(R), Paxil(R), Eskalith(R), Eskalith CR(R), Stelazine(R), Thorazine(R) and Parnate(R).

Recent Developments

     Since December 31, 2000, the following significant developments have occurred with respect to our business:

Natrecor- for the treatment of acute CHF

     . In January 2001, we filed an amendment to our NDA for Natrecor with the FDA. We believe the FDA will respond to our application by July 2001.

     . In January 2001, we entered into a marketing alliance with Innovex L.P. to commercialize Natrecor for the treatment of acute CHF. Innovex will deliver a wide range of sales and marketing solutions for us, including hiring, training and deploying a dedicated cardiology and emergency medicine sales force of approximately 180 salespeople.

p38 Kinase Inhibitor Program- SCIO-469 for the treatment of inflammatory diseases

     . In January 2001, we completed a Phase Ia trial of SCIO-469. The trial indicated that the drug is safe and well-tolerated when given as a single dose to healthy volunteers.

     . In February 2001, we began a Phase Ib trial to evaluate the safety, tolerability and pharmacokinetics of multiple oral doses of SCIO-469. The results of this trial are expected in the second quarter of 2001.

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

     Chronic CHF is characterized by a progressive loss in the heart's ability to pump blood. It is attributable to weakening of the contractile cells of the heart and accumulation of scar tissue. Different diseases can cause CHF, including coronary artery disease, heart attacks, inflammation of the heart tissue and diseases of the heart valves. Weakened heart muscle often results in poor cardiac output because the heart is unable to empty blood adequately from the ventricles to the circulation with each beat. Blood begins to back up and pool in the ventricles, and the heart changes from its normal shape and becomes enlarged. Subsequently, blood begins to back up into the blood vessels of the lungs, causing marked increases in pulmonary vascular pressures. As pressure increases, fluid moves from the pulmonary blood vessels into the air spaces, causing pulmonary congestion. One frequently used measurement of pulmonary vascular pressure is pulmonary capillary wedge pressure, or PCWP.

     CHF symptoms that result from the pooling of blood include dyspnea, or shortness of breath, edema, or fluid retention, and swelling of the legs and feet. CHF symptoms that result from the inefficiency of the heart to distribute or adequately pump oxygen-rich blood to body tissues include fatigue and weakness as well as a loss of appetite. As the disease progresses, these symptoms can severely impact the patient's quality of life, such that even the ability to perform simple tasks, such as walking across the room, becomes limited.

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

Current Treatments for Congestive Heart Failure

     While some cardiac risk factors such as smoking, high cholesterol, high blood pressure, diabetes and obesity can be controlled with lifestyle changes, the majority of patients with CHF require additional treatments to help manage their disease. Current medications for the treatment of CHF, including diuretics, inotropes, vasodilators and beta blockers, only focus on single components of the diverse pathways contributing to CHF. Diuretics help the kidneys rid the body of excess fluid, thereby reducing blood volume and the heart's workload. Inotropes strengthen the heart's pumping action. Vasodilators, such as ACE inhibitors, cause the peripheral arteries to dilate, making it easier for blood to flow. Beta blockers slow the heart rate and reduce blood pressure by blocking the effects of adrenalin.

     Upon arrival at the emergency room, patients who experience acute episodes of CHF are typically treated with a combination of oxygen, morphine and intravenous diuretics. A small percentage of patients respond to this initial therapy and do not require admission to the hospital; however, the majority of acute CHF patients require additional medical intervention and are admitted. Additional acute CHF treatments may include intravenous administration of inotropes, such as dobutamine, and vasodilators, such as nitroglycerin. While each of these therapies assist in managing acute CHF, each also has inherent limitations. Inotropes strengthen the contractility of the heart but increase the incidence of cardiac arrhythmias, or irregular heartbeats, and are associated with increased mortality. Intravenously administered nitroglycerin requires careful monitoring and slow dosage increases in small increments, resulting in delays in attaining positive responses in acutely ill patients. Moreover, therapeutically effective doses of IV nitroglycerin are:

     .    unpredictable from patient to patient;

     .    very close to the toxic side effects of hypotension; and

     .    associated with increased tolerance or loss of effectiveness.

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

Natrecor: Our Solution for the Treatment of Acute Congestive Heart Failure

     Natrecor is a recombinant form of human b-type natriuretic peptide, or BNP, a naturally occurring hormone in the body that aids in the healthy functioning of the heart. BNP is secreted by the ventricles of the heart as a response to CHF. The advantage of Natrecor, compared to existing forms of therapy for acute CHF, is that it works on multiple components of the acute CHF disease pathway. In particular, Natrecor:

     . dilates veins and arteries, decreasing the resistance against which the heart has to pump;

     .    stimulates the kidney to excrete excess fluid; and

     . has been shown to oppose many of the long-term injurious factors presented by hormones such as adrenalin, angiotension II, aldosterone and endothelin.

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

     The VMAC Trial. We began enrollment in our VMAC study in July 2000 and in October 2000, completed enrollment of 498 patients hospitalized for acute CHF in the United States. This trial compared the effects of Natrecor, IV nitroglycerin or placebo, when individually added to standard therapy, such as diuretics and inotropes. The primary endpoints were a reduction in pulmonary capillary wedge pressure, or PCWP - a measure of the pulmonary vascular pressure of the heart, reflecting its workload - and improvement of the symptom of shortness of breath. The VMAC trial achieved both of its primary endpoints.
Key results of the VMAC trial that were presented in November 2000 at the annual scientific meeting of the American Heart Association include:

     . Natrecor produced a 20% decrease in PCWP at three hours, most of which occurred in the first 15 minutes, which was significantly better than a 7% decrease in PCWP at three hours for the placebo group;

     . Natrecor improved shortness of breath significantly better than placebo;

     . Natrecor decreased PCWP significantly faster and to a greater extent than IV nitroglycerin;

     . Natrecor significantly improved breathing in patients receiving standard active therapy; in contrast, IV nitroglycerin did not significantly improve breathing in these patients;

     . Natrecor-treated patients had significantly fewer adverse events than either placebo or IV nitroglycerin patients;

     . acute CHF patients experiencing active ischemia, which is impaired blood flow to the heart, showed no adverse side effects in response to Natrecor; and

     . patients receiving Natrecor did not develop tolerance to the drug over time, consequently, unlike IV nitroglycerin, the effects of Natrecor were sustained through 24 hours at the same dosage.

     The PRECEDENT Trial. The PRECEDENT trial compared Natrecor and dobutamine, the most commonly used inotrope treatment for acute CHF. Key results of the PRECEDENT trial indicated that:

     .    Natrecor produced fewer cardiac arrythmias than dobutamine; and

     . use of Natrecor was associated with fewer deaths than the use of dobutamine.

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

NDA Filings

     In April 1998, we submitted an NDA to the FDA for the use of Natrecor for the treatment of acute CHF. This NDA was based on the efficacy trials, 704.311,
704.325 and 704.326. In January 1999, the Cardiovascular and Renal Advisory Committee recommended that the FDA approve Natrecor for the treatment of acute CHF. In April 1999, we received a non-approval letter from the FDA, requesting that we conduct further studies with Natrecor. The FDA requested that in these studies we demonstrate:

     . the clinical utility of Natrecor as compared to the current standard of care vasodilator therapy, IV nitroglycerin;

     . that Natrecor is safe in acute CHF patients experiencing active ischemia; and

     . that the clinical benefits of Natrecor occur early after the initiation of therapy.

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

     One class of the immune system's family of enzymes is the mitogen-activated protein kinases, or MAP kinases. The MAP kinases are a family of intracellular signaling enzymes that are activated when cells are either stimulated or stressed and mediate many beneficial and injurious cellular responses. One of the MAP kinases, p38 kinase, is responsible for increased production of IL-1, TNF and the inflammatory enzyme cyclooxygenase-2, or COX-2.

     Autoimmune diseases occur when the immune system is abnormally activated against its own body. In the case of rheumatoid arthritis, the immune system is activated against joint tissues. White blood cells then invade the joint space, and, when activated, produce IL-1, TNF and COX-2, which result in pain, swelling and eventual destruction of the affected joints. Other diseases that are worsened by sustained high levels of TNF and IL-1 include inflammatory bowel disease, CHF and neurodegenerative conditions such as Alzheimer's disease and Parkinson's disease.

Current Therapy for Autoimmune and Inflammatory Diseases

     Currently, there is no cure or prevention for autoimmune disease. Optimal medical management requires the early introduction of therapies in order to prevent the long-term effects of the disease. In the case of rheumatoid arthritis, long-term effects include irreversible joint damage and hypertrophy of joint tissues limiting a patient's ability to move the affected joints.

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

     Within the past four years, inhibition of inflammatory cytokines has become an established treatment for autoimmune disease. In the case of rheumatoid arthritis, two new protein therapeutics, Enbrel and Remicade, were introduced to inhibit the effects of TNF. These treatments have been shown to be effective at reducing disease activity; however, they must be given by injection or infusion on a repeated basis, which is cumbersome for chronic diseases. In addition, when taken on a chronic basis, increased rates of infections have been reported in patients taking these medications because these new therapies result in an excessive inhibition of TNF upon injection due to the limited ability to adjust the dose of drug administered. Resistance to the treatment is also an issue with these new drugs. This is due in part to increasing production by a patient's immune system of antibodies that neutralize administered proteins.

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

     PharmaBio, an affiliate of Innovex, has agreed to fund $30.0 million of our costs to launch Natrecor over the first 24 months of Natrecor's commercialization and to loan us up to $5.0 million. Of the $30.0 million, we anticipate that $10.0 million will paid to us in 2001 following FDA approval of Natrecor. We will receive 100% of the revenues from sales of Natrecor. In turn, we will pay PharmaBio a declining royalty rate on those revenues for the period from 2003 to 2007. We also granted PharmaBio a warrant to purchase 700,000 shares of our common stock at an exercise price of $20.00 per share.

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

     In 1998, we entered into a cross-license agreement with Shionogi and Co., Ltd. under which we granted Shionogi a royalty-free, nonexclusive license to our BNP patent rights for the diagnostic field. In exchange, Shionogi granted us a royalty-bearing, exclusive license under Shionogi's BNP patents to develop therapeutic products. For therapeutic products, we pay royalties on net sales for the life of the patent in countries where Shionogi holds one or more BNP patents. In countries where Shionogi has BNP patents pending, we are obligated to pay a reduced royalty on the net sales of our therapeutic products until the earlier of the invalidity of the BNP patents pending or four years from the commencement of sales in that country of such therapeutic products.

     Fibroblast Growth Factor. FGF, a naturally-occurring protein, stimulates the growth of new blood vessels. In November 1999, we granted a license to Chiron Corporation covering rights to FGF in the areas not previously licensed by us. We may receive up to $12.0 million in milestone payments upon Chiron's completion of certain development objectives. In addition, we will receive royalties based on sales of FGF products in countries where we hold patents. Chiron has completed separate Phase II human clinical trials evaluating FGF as treatment for coronary artery and peripheral vascular disease. In 1988, we licensed our FGF technology to Kaken Pharmaceutical Co., Ltd. Kaken has an approval pending in Japan to market an FGF-based product for the treatment of recalcitrant dermal wounds. We will receive royalties on any sales of FGF products by Kaken in Asia. We have also granted nonexclusive licenses under our FGF patents and technology to Orquest, Inc., for the development of products for the treatment of bone fractures.

     We are obligated to make payments to Organon International based on amounts received by us upon commercialization of FGF. Approximately $218,000 remains to be paid under this obligation, which stems from our 1989 reacquisition of certain FGF rights previously licensed to Organon.

     Vascular Endothelial Growth Factor\\121\\. VEGF\\121\\ is a naturally-occurring protein used to stimulate the growth of new blood vessels. In May 1996, we granted a license to GenVec, Inc. for the use of the gene encoding VEGF\\121\\ in gene therapy products. GenVec is currently conducting clinical trials of its BIOBYPASS angiogen which incorporates the use of our licensed technology. This product is being evaluated to treat coronary artery disease and peripheral vascular disease. We will receive royalties on any future sales of these products.

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

     Alzheimer's Disease. We have separate research collaborations with Eli Lilly and Company and with DuPont Pharmaceuticals Corporation to develop new therapies for Alzheimer's Disease. The joint research phase of our collaboration with DuPont ended in November 2000. DuPont is continuing its efforts to develop a therapeutic for Alzheimer's disease based in part on our technology. The joint research phase of our collaboration with Eli Lilly is fully funded by Eli Lilly and has been extended through December 2001. We are entitled to receive potential milestone payments if certain events are achieved, and Eli Lilly is entitled to commercialize any resulting products subject to royalty payments to us.

     Drug Delivery Systems. Prior to our acquisition of Nova Pharmaceutical Corporation in 1992, Nova had been developing several drug delivery systems, including the Gliadel implant to treat primary brain cancer. The Gliadel technology was developed pursuant to a license agreement with the Massachusetts Institute of Technology relating to MIT's Biodel drug delivery technology. We licensed Gliadel to Guilford Pharmaceuticals Inc. in 1994. Gliadel was approved for marketing in the United States in 1996. We assigned our Biodel license rights back to MIT, which will administer the licensing of this technology, including the license with Guilford. We and MIT are receiving royalty and milestone payments under the license agreement with Guilford. We conducted the Gliadel project on behalf of Nova Technology Limited Partnership, the limited partnership that funded Nova's research and development on these projects.

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

     We are focused on diseases of the cardiovascular system, with a particular emphasis on inflammation in both its acute and chronic forms and scarring as a cause of chronic organ failure. Our research has emphasized an emerging family of protein therapeutic targets known as protein kinases. Kinases are naturally occurring intracellular signaling "switches" that work by attaching phosphate groups to other proteins, thereby activating cellular processes controlled by those proteins, including the transcription of new proteins. While the vast majority of protein kinases are engaged in beneficial work on behalf of the cells of the body, medical research over the last decade has clearly demonstrated that cellular pathways abnormally activated by certain kinases contribute to both the symptoms and progression of many diseases. By applying the most advanced technologies available with proprietary methodology, including the development of gene analysis software, we have dedicated ourselves to the identification of kinases participating in diseases within our strategic focus and developing and testing inhibitors of those enzymes for potential therapeutic value. The rapid preclinical and clinical development of our p38 kinase inhibitor, SCIO-469, represents the initial success of this innovative approach.

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

     We currently own or hold exclusive rights to approximately 69 issued U.S. patents and approximately 58 U. S. pending patent applications covering our proprietary technology and products. We also own or hold exclusive rights to foreign patents and patent applications corresponding to most of the U.S. patents and patent applications in our portfolio. Our issued patents include patents on Natrecor, certain of our p38 kinase inhibitors, FGF, VEGF121 and GLP-
1. Our proprietary position with respect to certain principal products under development is described below. If a patent issues prior to marketing approval, as has been the case with all of our issued patents to date, we can apply for extension of the patent term for a limited period of time to make up for a portion of the patent term lost to the regulatory approval period. The absence of a patent covering products which we have licensed to third parties could reduce the royalties due to us under the agreements with those parties.

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

     FGF. After an interference with The Salk Institute for Biological Studies, we were awarded a U.S. patent on DNA sequences, expression vectors, and microorganisms used in the recombinant production of human basic FGF. Our basic FGF patent will expire in 2012, and may be extended for FDA regulatory delays. We also hold European patents on human basic FGF. Synergen, Inc., now owned by Amgen Inc., has obtained patents directed to a form of FGF that we believe is different from the form of FGF produced by us. A U.S. patent issued to Salk contains claims directed to substantially pure mammalian basic FGF containing the 146 amino acid sequence of bovine basic FGF or a naturally occurring homologous sequence of another mammalian species. Although we have been advised by counsel that the Salk patent would be invalid if read broadly enough to cover our form of FGF, there is still risk that an assertion of this patent could block our partners' ability to develop and market human basic FGF in the absence of a license, or if such a license is granted, could reduce the royalty income to us. We successfully opposed Salk's European patent, the revocation of which is currently under appeal by Salk. Our European patent was opposed by Chiron and Pharmacia. Our patent was upheld and both opponents appealed. As a result of our license to Chiron, Chiron, who is also a licensee of Salk, withdrew from the opposition against our European patent, and we have withdrawn from our opposition against the Salk patent.

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

     VEGF\\121\\. Seven isoforms of human VEGF (hVEGF) are known, having 121, 145, 148, 165, 183, 189 and 206 amino acids, respectively. We believe that our researchers were the first to identify, clone and produce by recombinant DNA technology the 121 amino acid form of hVEGF (hVEGF\\121\\). hVEGF\\121\\ is the only human VEGF isoform known not to bind to heparin. We own two U.S. patents issued in 1993 covering hVEGF\\121\\, and in 1996 received a European patent covering this VEGF isoform. Our U.S. patents on hVEGF121 will expire 2010 but may be extended for FDA regulatory delays. We have patent applications pending in Canada and Japan. Other companies and institutions, including Genentech, Inc., Pharmacia and the Regents of the University of California, hold patents and pending patent applications claiming various isoforms of hVEGF and certain VEGF variants.

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

     New drugs in development for the treatment of acute CHF would compete with Natrecor if approved by the FDA or other regulatory agencies. Tezosentan, a non-selective endothelin receptor antagonist, is being developed by Actelion Ltd and is currently being used in Phase III clinical trials as a vasodilator for the treatment of acute CHF. Abbott had previously submitted an NDA for Simdax, a calcium sensitizer described as an inotrope, but withdrew the application in 2000. To our knowledge, Abbott has not announced its intent to refile an NDA for Simdax.

     Current commercial competition for the inhibition of TNF in rheumatoid arthritis includes injectible proteins such as Johnson and Johnson's Remicade and Immunex Corporation's Enbrel. Current COX-2 inhibitors include Pharmacia's Celebrex and Merck & Co., Inc.'s Vioxx. In addition, many pharmaceutical companies have expressed interest in pursuing the development of p38 kinase inhibitors. We are unable to determine if they are actively developing these compounds internally. If they are developing these or similar products, several of these companies possess both greater access to capital and research and development resources. We may be unable to compete effectively with any of these development projects. We are also aware that Vertex Pharmaceuticals is conducting Phase II clinical trials of its p38 kinase inhibitor compound. If we are successful in developing our own p38 kinase inhibitor compound we may face intense competition.

     We expect that competition for our products, when approved for sale, will be based, among other things, on efficacy, reliability, product safety, price and patent position. Our ability to compete effectively and develop products that can be manufactured cost-effectively and marketed successfully will depend on our ability to:

     .    advance our technology platforms;

     .    license additional technology;

     .    maintain a proprietary position in our technologies and products;

     . obtain required government and other public and private approvals on a timely basis;

     .    attract and retain key personnel; and

     .    enter into corporate partnerships.

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

     Even if clinical trials demonstrate the safety and efficacy of Natrecor and the necessary regulatory approvals are obtained, Natrecor may not gain market acceptance among physicians, patients, healthcare payors and the medical community. We will need to educate doctors and other healthcare advisors of the safety and clinical efficacy of Natrecor and its potential advantages over other treatments. The degree of market acceptance of Natrecor will also depend on a number of factors, including:

     .    the degree of clinical efficacy and safety;

     .    cost-effectiveness of Natrecor;

     .    its advantage over alternative treatment methods; and

     .    reimbursement policies of government and third-party payors.

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

     PharmaBio has agreed to fund $30.0 million of our costs to launch Natrecor over the first 24 months of Natrecor's commercialization and to loan us up to $5.0 million. Of the $30.0 million, we anticipate that $10.0 million will be paid to us in 2001 following FDA approval of Natrecor. If PharmaBio breaches or terminates its agreement with us or otherwise fails to fulfill its financial obligations under the agreement and we are unable to secure alternative funding, we may lose our ability to successfully market Natrecor.

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

     To date, nearly all of our revenues have come from:

     . one-time signing fees from our corporate partners under agreements supporting the research, development and commercialization of our product candidates;

     . one-time payments from our corporate partners when we achieved regulatory or development milestones;

     .    research funding from our corporate partners; and

     .    our psychiatric sales and marketing division.

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

     We will continue to expend substantial resources developing new and existing product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing products. We believe our current working capital and future payments, if any, from our collaboration arrangements will be sufficient to meet our operating and capital requirements for at least the next 12 months. Our need for additional funding depends on a number of factors including:

     . higher costs and slower progress than expected in developing product candidates and obtaining regulatory approvals, particularly for Natrecor;

     . acquisition of technologies and other business opportunities that require financial commitments; or

     . lower revenues than expected from the commercialization of our potential products.

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

     Our revenues and expenses have fluctuated significantly in the past. This fluctuation has in turn caused our operating results to vary significantly from quarter to quarter and year to year. We expect the fluctuations in our revenues and expenses to continue, and thus, our operating results should also continue to vary significantly. These fluctuations may be due to a variety of factors including:

     . the timing and realization of milestone and other payments from our corporate partners;

     . the timing and amount of expenses relating to our research and development, product development and manufacturing activities; and

     . the extent and timing of costs related to our activities to obtain patents on our inventions and to extend, enforce and/or defend our patents and other rights to our intellectual property.

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

     For example, many pharmaceutical and biotechnology companies have initiated research programs similar to ours. Many of these organizations have substantially more experience and more capital, research and development, regulatory, manufacturing, sales, marketing, human and other resources than we do. As a result, they may:

     . develop products that are safer or more effective than our product candidates;

     . obtain FDA and other regulatory approvals or reach the market with their products more rapidly than we can, reducing the potential sales of our product candidates;

     .    devote greater resources to market or sell their products;

     .    adapt more quickly to new technologies and scientific advances;

     . initiate or withstand substantial price competition more successfully than we can;

     . have greater success in recruiting skilled scientific workers from the limited pool of available talent;

     . more effectively negotiate third-party licensing and collaboration arrangements; and

     . take advantage of acquisition or other opportunities more readily than we can.

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

     The market price of our stock has been and is likely to continue to be highly volatile. These price fluctuations have been rapid and severe. The market price of our common stock may fluctuate significantly in response to the following factors, most of which are beyond our control:

     .    variations in our quarterly operating results;

     . changes in securities analysts' estimates of our financial performance;

     .    changes in market valuations of similar companies;

     .    announcements by us or our competitors of significant contracts,

     . acquisitions, strategic partnerships, joint ventures or capital commitments;

     .    additions or departures of key personnel;

     .    future sales of common stock;

     . announcements by us or our competitors of technological innovations of new therapeutic products, clinical trial results and developments in patent or other proprietary rights;

     . announcements regarding government regulations, public concern as to the safety of drugs developed by us or others or changes in reimbursement policies; and

     . fluctuations in stock market price and volume, which are particularly common among securities of biopharmaceutical companies.

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

     Our certificate of incorporation and bylaws contain provisions that could make it more difficult for our stockholders to replace or remove our directors or to effect any other corporate action. These provisions include those which:

     . prohibit holders of less than ten percent of our outstanding capital stock from calling special meetings of stockholders;

     . prohibit stockholder action by written consent, thereby requiring stockholder actions to be taken at a meeting of our stockholders; and

     . establish advance notice requirements for nominations for election to the board of directors or for proposing matters than can be acted upon by stockholders at stockholder meetings.

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

MANAGEMENT

Executive Officers

  Our executive officers and their ages at January 30, 2001 are as follows:

Name                            Age                              Position
----                            ---                              --------
Richard B. Brewer............     49  President, Chief Executive Officer and Director
George F. Schreiner, M.D.....     51  Chief Scientific Officer
David W. Gryska..............     44  Senior Vice President, Finance and Chief Financial Officer
John H. Newman...............     50  Senior Vice President, General Counsel and Secretary
Patricia Baldwin, Ph.D.......     45  Vice President, Quality and Product Development
Thomas L. Feldman............     50  Vice President, Sales and Marketing
Darlene P. Horton, M.D.......     39  Vice President, Medical Affairs

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

     Dr. Darlene P. Horton joined Scios in July 1996 and is responsible for directing and managing our clinical research programs. In August 2000, Dr. Horton was appointed our Vice President, Medical Affairs. Prior to joining Scios, she was a Pediatric Cardiology Fellow at UCSF's Cardiovascular Research Institute, and she remains on the clinical faculty at the University of California, San Francisco. Dr. Horton received a B.S. in Microbiology and an M.D. from the University of Florida in Gainesville.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SCIOS INC.
Date: May 29, 2001                 By:       /s/ Richard B. Brewer
                                             --------------------------
                                                   Richard B. Brewer
                                         President and Chief Executive Officer