Form 10-K/A
period 2000-12-31
SCIOS INC
filed 2001-06-20
CIK 726512

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  ___________
                                  FORM 10-K/A
                               (Amendment No. 2)
                                  ___________

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

          (3)  Exhibits. See Exhibit Index below.

     (b)  Reports on Form 8-K.  None.

                                  EXHIBIT INDEX


  Exhibit
  Number                                                                                                  Reference
------------                                                                                              -----------
    3.1      Certificate of Incorporation..............................................................       Q
    3.2      Bylaws....................................................................................       J
   10.1      Biotechnology Research Partners, Ltd. Agreement of Limited Partnership` dated
             October 29, 1982; Development Contract, Technology License Agreement and Joint Venture
             Agreement between Biotechnology Research Partners, Ltd. and the Registrant dated December
             29, 1982; Promissory Note dated December 29, 1982; and Memorandum of Understanding between
             Battery Park Credit Company and Biotechnology Research Partners, Ltd. dated December 28, 1982
                                                                                                              A
   10.2*     1983 Incentive Stock Option Plan, as amended, and form of Stock Option Agreement, Promissory
             Note and Pledge Agreement.................................................................       E
   10.3      Common Stock Purchase Agreement dated April 15, 1985 between the Registrant and American
             Home Products Corporation.................................................................       B
   10.5*     1986 Supplemental Stock Option Plan, as amended, and form of Stock Option Agreement,
             Promissory Note and Pledge Agreement......................................................       E
   10.6      Rights Exercise Agreement between the Registrant and American Home Products Corporation
             dated February 28, 1986 and Letters of March 26, 1986 and May 16, 1986....................       B
   10.11*    1992 Equity Incentive Plan................................................................       H
   10.18     Form of Purchase Option Agreement between each of the limited partners of Nova Technology
             Limited Partnership and Nova..............................................................       I
   10.19*    Nonemployee Director Stock Option Plan....................................................       G
   10.29     CNS Psychiatric Products Agreement dated June 30, 1990 between SmithKline Beecham
             Corporation and Nova......................................................................       N
   10.33     Preferred Stock Purchase Agreement dated December 30, 1994 between the Registrant and
             Genentech, Inc............................................................................       Q
   10.34     Note Agreement dated December 30, 1994 between the Registrant and Genentech, Inc. (See
             Exhibit Number 10.41 below amending the Note Agreement)...................................       Q
   10.35     Assignment of Lease dated March 22, 1995 for premises located at 820 West Maude Avenue,
             Sunnyvale, California.....................................................................       R
   10.38*    Employment Letter dated September 8, 1998 between the Registrant and
             Richard B. Brewer.........................................................................       T
   10.39     Purchase and Sale Agreement and Joint Escrow Instructions (Mountain View Real Estate Sale)
             dated May 24, 1999 between Alexandria Real Estate Equities, Inc. and Registrant's wholly owned Subsidiary Bio-Shore Holdings, Ltd.  Portions of the exhibit have been omitted
             pursuant to a request for confidential treatment..........................................       U
   10.41     First Amendment to Note Agreement and Preferred Stock dated November 3, 1999 between the
             Registrant and Genentech, Inc. (See Exhibit 10.34 above)..................................       V


   10.43*    Change of Control Severance Plans with Employees, Officers and Chief Executive Officer....       V
   10.44     Alliance Agreement dated January 10, 2001 between the Registrant, Innovex L.P. and PharmaBio
             Development Inc. (including a Warrant Agreement between the Registrant and PharmoBio
             Development Inc. attached thereto as Exhibit B).  Portions of the exhibit have been omitted
             pursuant to a request for confidential treatment..........................................       Z
   10.45     Amendment No. 4 to Lease dated March 22, 1995 for premises located at 820 West Maude Avenue,
             Sunnyvale, California.....................................................................
   10.46     Lease Agreement dated November 17, 1995 for premises located at 820 West Maude Avenue,
             Sunnyvale, California.....................................................................
   10.47     Sublease Agreement dated March 24, 1999 for premises located at 749 North Mary Avenue,
             Sunnyvale, California.....................................................................
   21.2      Subsidiaries of the Registrant............................................................       V
   23.1**    Consent of PricewaterhouseCoopers LLP.....................................................
   24.1**    Powers of Attorney. ......................................................................
----------------------

     *       Management contract or compensatory plan or arrangement.

    **       Previously filed.

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

     J Filed as an exhibit to Form S-4 Registration Statement (File No. 33-49846) filed on July 22, 1992 and incorporated herein by reference.

     N Filed as an exhibit to Nova's Annual Report on Form 10-K for fiscal year 1990 and incorporated herein by reference

     Q Filed as an exhibit to Annual Report on Form 10-K for fiscal year 1994 and incorporated herein by reference.

     R Filed as an exhibit to Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference.

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

     Z Filed as an exhibit to Annual Report on Form 10-K for fiscal year 2000 and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SCIOS INC.

Date:  June 19, 2001               By:  /s/ Richard B. Brewer
                                        --------------------------------------
                                        Richard B. Brewer
                                        President and Chief Executive Officer