Form 10-Q
period 2001-06-30
SCIOS INC
filed 2001-08-01
CIK 726512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One) |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001 OR |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ___________ Commission file number: 0-11749

Scios Inc.

(Exact name of Registrant as specified in its charter) Delaware 95-3701481 (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.) Scios Inc. 820 W. Maude Ave. Sunnyvale, CA 94085 (Address of principal executive offices) (Zip code) (408) 616-8200 (Registrant's telephone number including area code) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____ - Number of shares outstanding of the issuer's common stock, par value $.001 per share, as of June 30, 2001: 45,365,590 28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                        SCIOS INC.

                                               Consolidated Balance Sheets
                                     (In thousands, except share, and per share data)

     ASSETS                                                                   June 30,                      December 31,
                                                                                2001                            2000
                                                                          ------------------              -----------------
                                                                          ------------------              -----------------
                                                                             (Unaudited)
Current assets:
     Cash and cash equivalents                                            $                               $
                                                                          20,726                          3,291
     Marketable securities                                                           65,667                         35,356
     Accounts receivable                                                              5,083
                                                                                                               5,217
     Prepaid expenses and other assets                                                1,241
                                                                                                                722
                                                                          ------------------              -----------------
                                                                          ------------------              -----------------
       Total current assets                                                         92,717                          44,586

Marketable securities, non-current                                                  77,839                          32,884
Property and equipment, net                                                          8,171
                                                                                                               8,910
Other assets                                                                         3,890
                                                                                                               2,007
                                                                          ------------------              -----------------
                                                                          ------------------              -----------------

TOTAL ASSETS                                                              $       182,617                 $         88,387
                                                                          ==================              =================

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                     $           8,500               $
                                                                                                          4,587
     Other accrued liabilities                                                       7,726                          10,749
     Deferred contract revenues                                                     14,098                          16,193
                                                                          ------------------              -----------------
       Total current liabilities                                                    30,324                          31,529

Long-term debt                                                                      40,697                          39,095
                                                                          ------------------              -----------------
                                                                          ------------------              -----------------
       Total liabilities                                                            71,021                          70,624
                                                                          ------------------              -----------------

Stockholders' equity:
     Preferred stock; $.001 par value; 20,000,000
        shares authorized; 4,991 shares issued and outstanding                           --                             --
     Common stock; $.001 par value; 150,000,000
        shares authorized; 45,365,590 and 39,166,373 shares
        issued and outstanding, respectively
                                                                                 45                              39
     Additional paid-in capital                                                    545,450                        428,987
     Notes receivable from stockholders
                                                                                (446)                          (634)
     Deferred compensation, net
                                                                                (106)                          (417)
     Accumulated other comprehensive income                                             556
                                                                                                               1,195
     Accumulated deficit                                                         (433,903)                       (411,407)
                                                                          ------------------              -----------------
                                                                          ------------------              -----------------
       Total stockholders' equity                                                 115,596                          17,763
                                                                          ------------------              -----------------
                                                                          ------------------              -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $        182,617                $         88,387
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

                                                              SCIOS INC.

                                     Consolidated Statements of Operations and Comprehensive Loss
                                            (In thousands, except share and per share data)

                                                                     Three months ended                       Six months ended
                                                                          June 30,                                June 30,
                                                                  2001                2000                 2001               2000
                                                             ----------------    ----------------     ---------------    ---------------
                                                             ------------------------------------     ----------------------------------
                                                                         (Unaudited)                             (Unaudited)
Revenues:
       Product sales                                         $                   $                    $                        $     --
                                                             2,098               --                   2,098
       Research and development contracts
                                                                  1,484               1,482               2,581              3,376
       Gain on sale of marketing rights                                   --                                                         --
                                                                                       --                 9,363
       Psychiatric product sales, co-promotion
         commissions, net of expenses
                                                                  1,659               1,584               3,142              2,915
                                                             ----------------    ----------------     ---------------    ---------------
                                                             ----------------    ----------------     ---------------    ---------------
                                                                                                             17,184
                                                                  5,241               3,066                                  6,291
                                                             ----------------    ----------------     ---------------    ---------------
                                                             ----------------    ----------------     ---------------    ---------------

Costs and expenses:
       Research and development                                                           11,294             22,564              20,578
                                                                 13,084
       Marketing, general and administration                                                                  16,758
                                                                 10,278               2,756                                  6,232
       Restructuring credits                                              --                                      --              (993)
                                                                                           (993)
                                                             ----------------    ----------------     ---------------    ---------------
                                                             ----------------    ----------------     ---------------    ---------------
                                                                      23,362              13,057             39,322
                                                                                                                             25,817
                                                             ----------------    ----------------     ---------------    ---------------
                                                             ----------------    ----------------     ---------------    ---------------

Loss from operations                                                (18,121)             (9,991)            (22,138)           (19,526)

Other income and expense:
       Investment income                                                                                       1,554
                                                                   742                1,204                                  2,588
       Interest expense                                                (754)             (1,019)             (1,603)            (2,010)
       Realized gains (losses) on securities                                               (100)                                  (184)
                                                                   135                                     389
       Other expense, net                                              (275)               (403)               (698)              (702)
                                                             ----------------    ----------------     ---------------    ---------------
                                                             ----------------    ----------------     ---------------    ---------------
                                                                       (152)               (318)               (358)
                                                                                                                                  (308)
                                                             ----------------    ----------------     ---------------    ---------------
                                                             ----------------    ----------------     ---------------    ---------------

Net loss                                                                               (10,309)
                                                             (18,273)                                 (22,496)           (19,834)

Other comprehensive loss:
       Change in unrealized gain (losses) on securities                (755)                                   (639)
                                                                                       325                                    229
                                                             ----------------    ----------------     ---------------    ---------------
Comprehensive loss:                                                 $                 $  (9,984)          $ (23,135)         $ (19,605)
                                                                (19,028)
                                                             ================    ================     ===============    ===============

       Loss per common share:
            Basic and diluted                                $                   $                    $                  $
                                                             (0.46)              (0.27)               (0.57)             (0.52)

            Weighted average number of common
              shares outstanding used in the
             calculation of net loss per share:
             Basic and diluted                                    40,087,161          37,780,077          39,653,959         37,780,077

The accompanying notes are an integral part of these consolidated financial statements

                                                   SCIOS INC.

                                     Consolidated Statements of Cash Flows
                                                 (In thousands)

                                                                                       Six months ended
                                                                                           June 30,
                                                                                    2001               2000
                                                                               ---------------     --------------
                                                                                          (Unaudited)
Cash flows from operating activities:
   Net loss                                                                        $ (22,496)         $ (19,834)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization
                                                                                   1,417               1,967
       Accrued long-term interest payable
                                                                                   1,602               2,010
       (Gain) loss on sale of securities
                                                                                        (389)           184
       Amortization of deferred compensation
                                                                                    311                 170
      Changes in assets and liabilities:
        Accounts receivable
                                                                                    134                     (19)
        Accounts payable
                                                                                   3,913               1,079
        Other accrued liabilities                                                     (3,023)              (799)
        Prepaid expenses and other assets                                             (2,997)
                                                                                                       1,224
        Deferred contract revenue                                                     (2,095)              (742)
        Restructuring charges                                                              --            (1,052)
                                                                               ---------------     --------------
             Net cash used in operating activities                                   (23,623)           (15,812)
                                                                               ---------------     --------------

Cash flows from investing activities:
   Purchases of property and equipment                                                    (                (701)
                                                                                    678)
   Sales/maturities of marketable securities                                           88,492
                                                                                                      34,262
   Purchases of marketable securities                                               (163,413)           (15,335)
                                                                               ---------------     --------------
             Net cash provided by (used in) investing activities                     (75,599)
                                                                                                      18,226
                                                                               ---------------     --------------

Cash flows from financing activities:
   Issuance of common stock and collection of notes
      receivable from stockholders, net                                               116,657
                                                                                                        636
   Payment of notes payable                                                                --            (2,000)
                                                                               ---------------     --------------
             Net cash provided by (used in) financing activities                     116,657             (1,364)
                                                                               ---------------     --------------

Net increase in cash and cash equivalents
                                                                                   17,435              1,050
Cash and cash equivalents, at beginning of period
                                                                                   3,291              11,582
                                                                               ---------------     --------------
Cash and cash equivalents, at end of period                                       $ 20,726           $ 12,632
                                                                               ===============     ==============

            The accompanying notes are an integral part of these consolidated financial statements.

SCIOS INC.

Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Scios have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited, consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of Scios' interim consolidated financial information. These consolidated financial statements and notes should be read in conjunction with the audited financial statements of Scios included in our Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results that may be reported for the fiscal year ending December 31, 2001 or for any other future period.

2. New Accounting Pronouncements

Financial Accounting Standards No. 133. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of relationship that exists. Effective January 1, 2001, we adopted SFAS 133. We historically have not and do not currently hold derivative instruments or engage in hedging activities and as such the implementation of SFAS 133 did not have a material effect on our financial position or results of operations. Financial Accounting Standards No. 141. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS No. 141 had no material impact on our financial reporting and related disclosures. Financial Accounting Standards No. 142. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. We will adopt SFAS No.142 beginning with the first quarter of fiscal 2002. The adoption of SFAS No. 142 is not expected to have a material impact on our financial reporting and related disclosures.

3. Computation of Loss Per Share

         The following table sets forth the computation of the Scios' basic and diluted loss per share (in thousands, except per share amounts):

                                                          Three months ended                Six months ended
                                                               June 30,                         June 30,
                                                         20001            2000                2001         2000
                                                   --------------------------------- -------------------------------

         Numerator

         Basic
            Net loss                                     $ 18,273           $10,309         $22,496         $19,834

         Diluted
             Net loss                                       $18,273         $10,309         $22,496         $19,834

         Denominator

         Basic
            Weighted average shares                        40,087          37,781            39,654         37,781

         Basic loss per share                                $ 0.46          $ 0.27          $ 0.57        $ 0.52

         Diluted loss per share                              $ 0.46          $ 0.27          $ 0.57        $ 0.52
The potentially dilutive effect of outstanding options to purchase common stock would have been anti-dilutive as to the reported losses per share in both 2001 and 2000, and they were therefore excluded from the diluted loss per share calculation for all periods. Although potentially dilutive, the optional settlement of the Genentech loan through the issuance of preferred stock would have been anti-dilutive in both 2001 and 2000 and was therefore excluded from the calculations. At June 30, 2001, we had 5,582,368 outstanding stock options at prices ranging from $3.94 to $27.60 per share. At June 30, 2000, we had 5,207,723 outstanding stock options at prices ranging from $3.69 to $21.13 per share. 4. Industry and Geographic Segment Information We operate in one business segment, using one measurement of profitability for our business. We receive revenue from product sales and from licensing and development of products from partners in the United States, Europe and Asia Pacific. At June 30, 2001, all long-lived assets were located in the United States. All revenues were earned in the United States for the three months ended March 31, 2001. Revenues for the six months ended June 30, 2001 were earned in the United States and from Japan for bulk FGF shipments to Kaken.

5. Gain on Sale of Marketing Rights

In the first quarter of 2001, the marketing rights for psychiatric product sales were sold to GlaxoSmithKline, or GSK. The marketing rights were originally licensed from GSK under a 1990 licensing agreement. In order to effect the purchase, the licensing agreement was terminated effective March 31, 2001, and we received from GSK $4.0 million in 2001, and will receive $3.0 million in 2002 and $2.5 million in 2003. We recognized a one-time gain on the sale of $9.4 million, which has been classified on the statement of operations under the caption Gain on Sale of Marketing Rights. In addition, we ended the deployment of our Psychiatric Sales Marketing Division sales force and terminated certain full-time support personnel. Severance payments for these personnel amounted to approximately $788,000. 6. Notes Receivable from Officers
At June 30, 2001, we had notes receivable from three officers. The first note is in the amount of $179,466 with interest at 6.30% per annum, due and payable on October 31, 2001. The loan was granted in connection with the payment of income taxes for restricted stock granted to the officer. This loan is collateralized by the vested portion of the officer’s common stock and is classified with other current assets on the balance sheet at June 30, 2001.

The second note is in the amount of $280,040 with interest at 5.18% per annum, due and payable on February 28, 2002. The loan was granted in connection with the payment of income taxes for restricted stock granted to the officer. This loan is collateralized by the vested portion of the officer’s stock options and is classified with other current assets on the balance sheet at June 30, 2001.

The third note is in the amount of $33,333 with interest at 5.82% per annum. This loan will be forgiven over the next two years based on the continued employment of the officer and is collateralized by the officer’s residence. The loan was granted in connection with a housing subsidy for the officer to live in California. This note balance is classified with other assets on the balance sheet at June 30, 2001.

7. Equity Financing

During the second quarter of 2001, we raised approximately $113.0 million, net of expenses, through the issuance of 5,750,000 share of common stock at $21 per share.

8. Lease Commitments

We lease two facilities in Sunnyvale, California with agreements that expire in 2002 with options to extend the leases, and a warehouse in Mountain View, California that expires in 2003. During the second quarter of 2001, we exercised the option on one of the Sunnyvale leases that extended it to 2008. We are currently in discussions to extend the other Sunnyvale lease to 2003. In addition, we leased an additional 7,200 square foot facility in Sunnyvale that expires in 2003.

9. Stockholder Approval of Stock Plans

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

Overview

We are a biopharmaceutical company developing novel treatments for cardiovascular and inflammatory diseases. Our disease-based technology platform integrates expertise in protein biology with computational and medicinal chemistry to identify novel targets and protein-based small molecule compounds for large markets with unmet medical needs. We have primarily focused on the development of two product candidates-- Natrecor(R)for the treatment of acute Congestive Heart Failure, or acute CHF, and SCIO-469, an oral small molecule inhibitor of p38 kinase, for the treatment of rheumatoid arthritis. We submitted an amendment to our New Drug Application, or NDA, for Natrecor(R)to the U.S. Food and Drug Administration, or FDA, in January 2001, and the FDA's Cardiovascular and Renal Drugs Advisory Committee reviewed our amended NDA on May 25, 2001. The recommendation of that Committee was for unanimous approval of Natrecor(R). On July 10, 2001, we received from the FDA an approvable letter for Natrecor(R). The approvable letter was issued with two items to be completed: the pre-approval inspection of its facility and the final negotiations on the drug's label. On July 19, 2001, the District Office of the FDA completed the pre-approval inspection and recommended approval of the Natrecor(R)New Drug Application. We expect that the labeling will be completed and a final approval received during August 2001. During January 2001, we completed a Phase Ia clinical trial with single oral doses of SCIO-469. In February 2001, a Phase Ib clinical trial was initiated with 20 healthy volunteers to evaluate the safety and tolerability of multiple oral doses of SCIO-469 over a two-week period. The Phase Ib trial was completed in April 2001. Based on the results of these trials, we plan to begin a Phase II clinical trial in the fourth quarter of 2001. In March 2001, we initiated the PROACTION (Prospective Randomized Outcomes Study of Acutely Decompensated Congestive Heart Failure Treated Initially in Outpatients with Natrecor(R)) trial, a pilot study designed to compare the clinical effects, safety profile and economic impact of standard therapy plus Natrecor(R)to standard therapy plus placebo. The PROACTION trial has an enrollment target of 250 acute CHF patients. We expect to have an interim data analysis completed by the third quarter of 2001 and complete the study by the fourth quarter of 2001. In the first quarter of 2001, we sold the marketing rights for certain psychiatric product sales to GlaxoSmithKline. The marketing rights were originally licensed from GSK under a 1990 licensing agreement. In order to effect the purchase, we terminated the licensing agreement effective March 31, 2001, and we received from GSK $4.0 million in 2001, and will receive $3.0 million in 2002, and $2.5 million in 2003. Approximately 40% of our total revenues in 2000 were derived from these psychiatric products. In April 2001, Kaken Pharmaceuticals Co., Ltd. received notice from the Japanese Ministry of Health and Welfare that they have been granted marketing approval for Fiblast(R)Spray as a treatment of recalcitrant dermal ulcers. The active ingredient in Fiblast(R)Spray is recombinant basic Fibroblast Growth Factor, or FGF, which Kaken licensed from us in 1988. Based on this approval, we will recognize $15.9 million in revenue during 2001 as FGF is shipped to Kaken in Japan. At June 30, 2001, $2.1 million was shipped and recorded as Product Sales. We expect to ship $13.8 million of FGF in the third quarter of this year. In May 2001, we expanded our research collaboration with Medtronic, Inc. to study the effects of Natrecor(R)in combination with Medtronic's heart failure devices and implantable infusion systems. In the first of a planned program of pilot clinical studies, we will evaluate the hemodynamic and clinical effects of Natrecor(R), including the effects on spontaneous activity and controlled exercise tolerance, using information collected by Medtronic's Chronicle(R)Implantable Hemodynamic Monitor (IHM) both during and after infusions of Natrecor(R). The pilot feasibility study is expected to begin in the third quarter of 2001 at the Karolinska Hospital in Stockholm. The Chronicle IHM is an implanted system designed to measure and record hemodynamic variables over time such as right ventricular systolic and diastolic pressures, estimated pulmonary artery diastolic pressure, heart rate and activity. The Chronicle IHM is not yet approved for marketing in the United States or Europe. During the second quarter of 2001, we raised approximately $113.0 million, net of expenses, through the issuance of 5,750,000 share of common stock. This equity financing, significantly strengthened our financial position and gave us the financial flexibility to launch and market Natrecor while developing our promising pipeline, most importantly our p38 kinase inhibitor for rheumatoid arthritis. We encourage investors to review our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on March 30, 2001 for a broader discussion of our business and the opportunities and risks inherent in our business. Copies of the Form 10-K are available from us on request and from the Securities and Exchange Commission's Edgar database found at the SEC's web site at http://www.sec.gov.

Results of Operations

Three Months Ended June 30, 2001 and 2000 Revenues Product Sales. Product sales for the three months ended June 30, 2001 were $2.1 million versus none for the three months ended June 30, 2000. In April 2001, Kaken Pharmaceuticals Co., Ltd. received notice from the Japanese Ministry of Health and Welfare that they have been granted marketing approval for Fiblast(R)Spray as a treatment for dermal ulcers. The active ingredient in Fiblast(R) Spray is recombinant basic Fibroblast Growth Factor, or FGF, which Kaken licensed from us in 1988. During this quarter, based on the product approval, we shipped $2.1 million of bulk FGF to Kaken in Japan. Research and Development Contract Revenues. Research and development contract revenues were $1.5 million for the three months ended June 30, 2001 and for the three months ended June 30, 2000. These contract revenues reflect our research collaboration agreements with Eli Lilly& Company, DuPont Pharmaceutical Company, and Abbott licensing of BNP. The research collaboration agreement with Dupont Pharmaceutical Company ended effective November 30, 2000. Psychiatric Product Sales and Co-Promotion Commissions. Psychiatric product sales and co-promotion commissions for the three months ended June 30, 2001 were $1.7 million versus $1.6 million for the three months ended June 30, 2000. The amounts recognized during the second quarter of 2001 represent the payment of final co-promotion commissions related to activities occurring prior to March 31, 2001. Scios no longer sold or co-promoted the psychiatric products after March 31, 2001. Costs and Expenses Research and Development. Research and development expenses were $13.1 million and $11.3 million for the three months ended June 30, 2001 and 2000, respectively. The expenses were mainly attributable to clinical expenses related to Natrecor(R), research expenses related to our p38 kinase inhibitor program, and associated educational expenses of the Acute Decompensated Heart Registry (ADHERE) database and hiring of 13 Scientific Affairs Managers to begin educating physicians on diseases of the cardiovascular system. Marketing, General and Administrative. Marketing, general and administrative expenses were $10.3 million and $2.8 million for the three months ended June 30, 2001 and 2000, respectively. The increase of $7.5 million in expenses for the 2001 quarter is largely attributable to the costs associated with the pre-commercialization of Natrecor(R). These expenses include the building of a marketing and sales force infrastructure, developing and producing promotional materials and obtaining and analyzing marketing research data. Restructuring charges (credits). On completion of the 1999 corporate restructuring, we recorded a $1.0 million credit in 2000 relating to the unused portion of the restructuring reserve. Other Income (Expense), net Net other expense was $0.2 million and $0.3 million for the three months ended June 30, 2001 and 2000, respectively. The decrease of $0.1 million in other expense was principally due to the $0.5 million decline in investment income due to the lower cash balances from quarter to quarter, which was largely offset by lower interest expense of $0.3 million and realized gains on marketable securities of $0.2 million. Six Months Ended June 30, 2001 and 2000 Revenues Product Sales. Product sales for the six months ended June 30, 2001 were $2.1 million versus none for the six months ended June 30, 2000. During the second quarter of 2001 and based on the product approval, we shipped $2.1 million of bulk FGF to Kaken in Japan. In the third quarter of 2001, we expect to ship and once accepted by Kaken record the remaining $13.8 million of bulk FGF. Research and Development Contract Revenues. Research and development contract revenues were $2.6 million for the six months ended June 30, 2001 and $3.4 million for the six months ended June 30, 2000. These contract revenues reflect our research collaboration agreement with Eli Lilly & Company, DuPont Pharmaceutical Company, and Abbott licensing of BNP. The decrease of $0.8 million is primarily due to the fact that the collaborative research phase of our research collaboration agreement with DuPont Pharmaceutical Company ended in December 2000. Gain on Sale of Marketing Rights. We sold our marketing rights for certain psychiatric products licensed from GSK. The marketing rights were originally licensed from GSK under a 1990 licensing agreement. In order to effect the purchase, we terminated the licensing agreement effective March 31, 2001, and we received from GSK $4.0 million in 2001, and will receive $3.0 million in 2002, and $2.5 million in 2003. We recognized a one-time gain of $9.4 million related to the sale. Psychiatric Product Sales and Co-Promotion Commissions. Psychiatric product sales and co-promotion commissions for the six months ended June 30, 2001 were $3.1 million versus $2.9 million for the six months ended June 30, 2000. The year-to-date represents final co-promotion commissions as we no longer sold or co-promoted psychiatric products. Costs and Expenses Research and Development. Research and development expenses were $22.6 million and $20.6 million for the six months ended June 30, 2001 and 2000, respectively. The increase of expenses were mainly attributable to clinical expenses related to Natrecor(R), research expenses related to our p38 kinase inhibitor program, and associated educational expenses of the Acute Decompensated Heart Registry (ADHERE) database and the hiring of 13 Scientific Affairs Managers to begin educating physicians on diseases of the cardiovascular system. Marketing, General and Administrative. Marketing, general and administrative expenses were $16.8 million and $6.2 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $10.6 million in expenses for the six months is largely attributable to the costs associated with the pre-commercialization of Natrecor(R). These expenses include the building of a marketing and sales force infrastructure, developing and producing promotional materials, and obtaining and analyzing marketing research data. Restructuring charges (credits). On completion of our 1999 corporate restructuring, we recorded a $1.0 million credit in 2000 relating to the unused portion of the restructuring reserve. Other Income (Expense), net Net other expense was $0.4 million and $0.3 million for the six months ended June 30, 2001 and 2000, respectively. The decrease of $0.1 million in other expense was principally due to the $1.0 million decline in investment income due to the lower cash balances, which was largely offset by lower interest expense of $0.3 million and realized gains on marketable securities of $0.6 million.

Liquidity and Capital Resources

To date, our operations and capital requirements have been financed primarily with the proceeds of public and private sales of common stock and preferred stock, research and development partnerships, collaborative agreements with pharmaceutical firms, product sales and investment income. During the second quarter of 2001, we raised approximately $113.0 million, net of expenses, through an additional offering of 5,750,000 shares of common stock which, significantly strengthening our financial position. At June 30, 2001, our combined cash, cash equivalents and marketable securities (both current and non-current) totaled $164.2 million. In anticipation of the launch of Natrecor(R)in the third quarter of 2001, during the first quarter of 2001 we entered into a sales and marketing agreement with Innovex, a subsidiary of Quintiles Transnational Corp. We believe that this marketing alliance will allow us to quickly commercialize Natrecor(R)in the United States. Under the terms of the three and a half year agreement, PharmaBio Development, Inc., an affiliate of Innovex, has agreed to fund $30.0 million of our costs to launch Natrecor(R)over the first 24 months of Natrecor(R)'s commercialization and to loan us up to $5.0 million. Of the $30.0 million, we anticipate that $10.0 million will be paid to us in 2001 following FDA approval of Natrecor(R). Under the agreement, Innovex will identify, hire, train and deploy a dedicated cardiology and emergency medicine sales force to launch and market Natrecor(R). Net cash used in operating activities of $23.6 million in the six months ended June 30, 2001 was primarily attributable to the loss of $22.5 million and decreases in operating assets and liabilities of $4.1 million, partially offset by non-cash expenses of $2.9 million. Net cash used by investing activities of $75.6 million in the six months ended June 30, 2001 consisted of a net purchase of marketable securities of $74.9 million and purchases of property and equipment of $0.7 million. Net cash provided by financing activities of $116.7 million in the six months ended June 30, 2001 was due to the net proceeds from the issuance of common stock and collection of notes receivable from stockholders. We anticipate that our existing cash, cash equivalents and marketable securities and proceeds from existing collaborations, including our agreement with Innovex and PharmaBio, will enable us to maintain our current and planned operations for the next twenty-four months. In the long-term, we may need to arrange additional financing for the operation of our business, including the commercialization of our products currently under development. We will consider collaborative arrangements and additional public or private financing, including additional equity financings. Factors influencing the availability of additional financings include our progress in product development, investor perception of our prospects and the general conditions of the financial markets. New Accounting Pronouncements Financial Accounting Standards No. 133. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of relationship that exists. Effective January 1, 2001, Scios adopted SFAS 133. We historically have not and do not currently hold derivative instruments or engage in hedging activities and as such the implementation of SFAS 133 did not have a material effect on our financial position or results of operations. Financial Accounting Standards No. 141. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS No. 141 had no material impact on our financial reporting and related disclosures. Financial Accounting Standards No. 142. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. We will adopt SFAS No.142 beginning with the first quarter of fiscal 2002. The adoption of SFAS No. 142 is not expected to have a material impact on our financial reporting and related disclosures.

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

Risks Related to Natrecor® (nesiritide)

If Natrecor(R)does not gain market acceptance, our business will suffer. Even if clinical trials demonstrate the safety and efficacy of Natrecor(R)and the necessary regulatory approvals are obtained, Natrecor(R)may not gain market acceptance among physicians, patients, healthcare payors and the medical community. We will need to educate doctors and other healthcare advisors of the safety and clinical efficacy of Natrecor(R)and its potential advantages over other treatments. The degree of market acceptance of Natrecor(R)will also depend on a number of factors, including: |X| the degree of clinical efficacy and safety; |X| cost-effectiveness of Natrecor(R); |X| its advantage over alternative treatment methods; and |X| reimbursement policies of government and third-party payors. To the extent market acceptance of Natrecor(R)is limited, our revenues may suffer.

If the FDA determines that our third-party manufacturing facilities are not adequate, we may lose the ability to manufacture and sell Natrecor®.

Periodically, the FDA is likely to inspect each of the facilities involved in manufacturing Natrecor(R). Natrecor(R)is manufactured for us by Biochemie GmbH, a subsidiary of Novartis, in Austria and is shipped in powder form to Abbott Laboratories in McPherson, Kansas where it is blended, filled and packaged for shipment. Although each facility has previously passed FDA inspections, future inspections may find deficiencies in the facilities or processes that may delay or prevent the manufacture or sale of Natrecor(R). If deficiencies are identified, we may lose the ability to supply and sell Natrecor(R)extended periods of time.

We rely on third-party manufacturers, and if they experience any difficulties with their manufacturing processes, we may not obtain sufficient quantities of Natrecor® to assure availability.

We rely on third parties for the manufacture of bulk drug substances and final drug product for clinical and commercial purposes relating to Natrecor(R). Biochemie GmbH is responsible for manufacturing Natrecor(R)in bulk quantities and Abbott Laboratories is responsible for blending, filling and packaging Natrecor(R), and if they encounter problems in these processes, our revenues from future sales of Natrecor(R)could decrease. Natrecor(R)is manufactured using industry accepted recombinant manufacturing techniques, which must be conducted under strict controls and tight timelines. Natrecor(R)is subject to strict quality control testing during all phases of production and prior to its release to the market. Any quality control testing failures could lead to a reduction in the available supply of Natrecor(R). Biochemie depends on outside vendors for the timely supply of raw materials used to produce our products, including Natrecor(R). Once a supplier's materials have been selected for use in Biochemie's manufacturing process, the supplier in effect becomes a sole or limited source of that raw material due to regulatory compliance procedures. We depend on these third parties to perform their obligations effectively and on a timely basis. If these third parties fail to perform as required, our ability to deliver Natrecor(R)on a timely basis would be impaired. In addition, in the event of a natural disaster, equipment failure, power failure, strike or other difficulty, we may be unable to replace our third party manufacturers in a timely manner and would be unable to manufacture Natrecor(R)to meet market needs. The success of Natrecor(R)is highly dependent on our partner, Innovex L.P., a division of Quintiles Transnational Corp., for marketing, promotion and sales activities. We believe that for Natrecor(R)to be widely adopted, the efforts of an experienced sales force are needed. We have limited experience in managing or operating a marketing organization. Accordingly, we have entered into an exclusive agreement with Innovex to co-promote, sell and distribute Natrecor(R)in the United States. As part of our agreement with Innovex, we are building a sales force of approximately 170 people solely dedicated to the sale of Natrecor(R). If Innovex and we fail to devote appropriate resources to promote, sell and distribute Natrecor(R), sales of Natrecor(R)could be reduced. If Innovex breaches or terminates its agreement with us or otherwise fails to conduct its Natrecor(R)-related activities in a timely manner or if there is a dispute about its obligations, we may need to seek another partner. In that event, we cannot assure you that we will be able to obtain another partner on favorable terms, if at all.

The failure of PharmaBio Development, Inc., an affiliate of Innovex, to fulfill its obligation to partially fund the commercialization of Natrecor® may affect our ability to successfully market Natrecor®.

PharmaBio has agreed to fund $30.0 million of our costs to launch Natrecor(R)over the first 24 months of Natrecor(R)'s commercialization and to loan us up to $5.0 million. Of the $30.0 million, we anticipate that $10.0 million will be paid to us in 2001 following FDA approval of Natrecor(R). If PharmaBio breaches or terminates its agreement with us or otherwise fails to fulfill its financial obligations under the agreement and we are unable to secure alternative funding, we may lose our ability to successfully market Natrecor(R). In the area of acute CHF, we face competition from companies with substantial financial, technical and marketing resources, which could limit our future revenues from Natrecor(R). Many therapeutic options are available for patients with acute CHF. Currently used drugs fall into three main categories: vasodilators, inotropes, and diuretics. Natrecor(R)would compete against both vasodilators and inotropes in the acute CHF market. Many of these drugs are available in generic formulation with an associated low cost. In addition, milrinone, an inotrope, is currently promoted by Sanofi-Synthelabo Inc. We may not be able to compete effectively with these long-standing current forms of therapy. In addition, we will price Natrecor(R)above the cost of these existing drugs, which may harm our competitive position relative to these drugs. New drugs in development for the treatment of acute CHF would also compete with Natrecor(R)if approved by the FDA or other regulatory agencies. Tezosentan(R), a non-selective endothelin receptor antagonist, is being developed by Actelion LTD. and has been evaluated in Phase III clinical trials as a vasodilator for the treatment of acute CHF. In addition, Abbott had previously submitted an NDA for Simdax(R), a calcium sensitizer described as an inotrope, but withdrew the application in 2000. To our knowledge, Abbott has not announced its intent to refile an NDA for Simdax(R). If any such new drug in development is approved by the FDA or other regulatory agencies, we may not be able to compete effectively with these new forms of therapy. If we fail to gain approval for Natrecor(R)and our other product candidates in international markets, our market opportunities will be limited. We have not yet filed for marketing clearance for the use of Natrecor(R)or any other product candidates in foreign countries, and we may not be able to obtain any international regulatory approvals for Natrecor(R)or any other product we develop. If we fail to obtain those approvals or if such approvals are delayed, the geographic market for Natrecor(R)or our other product candidates would be limited.

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

If we fail to obtain additional marketing approvals from the FDA for the use of Natrecor® for additional therapeutic indications or if after approval such approval is subsequently revoked, our revenues from Natrecor® will suffer.

In order to expand the medical uses, or therapeutic indications, for which we may market Natrecor(R), we must successfully complete additional clinical trials, which could be lengthy and expensive and will require the allocation of both substantial management and financial resources. Thereafter, we will have to apply separately to the FDA for clearance to market Natrecor(R)f or other indications. We cannot assure you that we will be able to successfully complete the required clinical trials or that the FDA will approve Natrecor(R)for any additional indications. In addition, even if Natrecor(R)is approved by the FDA, we cannot exclude the possibility that serious adverse events related to the use of Natrecor(R)might occur in the future, which could either limit its use or cause the FDA to revoke our approval to market Natrecor(R).

Other Risks Related to Scios

We have a history of losses, expect to operate at a loss for the foreseeable future and may never be profitable.

We may not be able to achieve or earn a profit in the future. We began operations in December 1981, and since that time, with the sole exception of 1983, we have not earned a profit on a full-year basis. Our losses have historically resulted primarily from our investments in research and development. As of June 30, 2001, we had an accumulated deficit of approximately $433.9 million. To date, nearly all of our revenues have come from: |X| one-time signing fees from our corporate partners under agreements supporting the research, development and commercialization of our product candidates; |X| one-time payments from our corporate partners when we achieved regulatory or development milestones; |X| research funding from our corporate partners; and |X| our psychiatric sales and marketing division. We expect that our research, development and clinical trial activities and regulatory approvals, together with future general and administrative activities and the costs associated with launching and commercializing our product candidates and launching and commercializing Natrecor(R)in the United States, will result in significant expenses for the foreseeable future. Our operating results are subject to fluctuations that may cause our stock price to decline. Our revenues and expenses have fluctuated significantly in the past. This fluctuation has in turn caused our operating results to vary significantly from quarter to quarter and year to year. We expect the fluctuations in our revenues and expenses to continue, and thus, our operating results should also continue to vary significantly. These fluctuations may be due to a variety of factors including: |X| the timing and realization of milestone and other payments from our corporate partners; |X| the timing and amount of expenses relating to our research and development, product development and manufacturing activities; and

        |X| the extent and timing of costs related to our activities to obtain patents on our inventions and to extend, enforce and/or defend our patents and other rights to our intellectual property.

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

|X|      drugs developed by us or others or changes in reimbursement policies; and

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

Moreover, our certificate of incorporation does not provide for cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates. Some of the above provisions may also have possible anti-takeover effects, which may make an acquisition of us by a third party more difficult, even if such an acquisition could be beneficial to our stockholders. In addition, our certificate of incorporation also authorizes us to issue up to 20,000,000 shares of preferred stock in one or more different series with terms to be determined by our board of directors at time of issuance. As of June 30, 2001, an aggregate of 71,053 shares of preferred stock had been designated for issuance as Series A or Series B preferred stock by the board of directors and 4,991 shares of Series B preferred stock were issued and outstanding. Issuance of other shares of preferred stock could also be used as an anti-takeover device.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. In the normal course of our business, we employ established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency values. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. These securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. However, through our money manager, we maintain management control systems to monitor interest rate risk. The risk management control systems use analytical techniques as well as other procedures to review interest rate risk. Assuming a hypothetical interest rate increase of 10%, the fair value of our total investment portfolio as of June 30, 2001 would have potentially incurred a loss of $479,000. Our exposure to foreign currency fluctuations is currently limited to our supply contract for Natrecor®, which is denominated in German Marks. Changes in the exchange rate between German Marks and the U.S. dollar could adversely affect our manufacturing costs. All of our other contracts are denominated in U.S. dollars. Exposure to foreign currency exchange rate risk may change over time as our business evolves and our products are introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses.

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

 FACE="Times New Roman, Times, Serif" SIZE=2>o To ratify the selection of PricewaterhouseCoopers LLP as our independent accountant for fiscal 2001:

                                    Votes cast for:                                             36,318,005
                                    Votes cast against:                                             46,256
                                    Abstentions:                                                   81,030
Item 6. Exhibits and Reports on Form 8-K (a) Exhibits None (b) Reports on Form 8-K
Report on Form 8-K Filed on May 29, 2001. On May 25, 2001, Scios Inc., announced that the Cardiovascular and Renal Drugs Advisory Committee to the U.S. Food and Drug Administration unanimously recommended approval of Natrecor® (nesiritide) for the treatment of acute congestive heart failure.

Report on Form 8-K Filed on June 22, 2001. Scios Inc., proposes to issue and sell 5,000,000 shares of its authorized but unissued Common Stock, $.001 par value.
Report on Form 8-K Filed on July 13, 2001. On July 10, 2001, Scios Inc., announced that it has received a letter from the U.S. Food and Drug Administration stating that the Natrecor® (nesiritide) New Drug Application is approvable.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. SCIOS INC. August 1, 2001 By: /s/ Richard B. Brewer ---------------------- Richard B. Brewer, President and CEO August 1, 2001 By: /s/ David W. Gryska -------------------- David W. Gryska, Senior Vice President and CFO 2