Form 10-Q
period 2002-03-31
SCIOS INC
filed 2002-05-02
CIK 726512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-11749

Scios Inc.
(Exact name of Registrant as specified in its charter)

Delaware	95-3701481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Scios Inc.
820 W. Maude Ave.
Sunnyvale, CA 94085
(Address of principal executive offices) (Zip code)

(408) 616-8200
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of April 15, 2002: 46,260,099.

SCIOS INC.

Consolidated Balance Sheets
(in thousands, except share data and per share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,032	$58,296
Marketable securities	15,484	7,351
Accounts receivable, net	9,582	6,943
Inventory	1,196	1,158
Prepaid expenses and other assets	4,122	4,214

Total current assets	74,416	77,962
Marketable securities, non-current	51,440	63,669
Property and equipment, net	10,148	10,424
Other assets	1,592	4,123

Total assets	$137,596	$156,178

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,835	$9,625
Accrued employee compensation	7,647	9,685
Other accrued liabilities	9,128	7,206
Current portion of long-term debt	40,922	33,035

Total current liabilities	63,532	59,551
Deferred contract revenue	4,873	—
Long-term debt	11,085	15,479

Total liabilities	79,490	75,030

Stockholders’ equity:
Preferred stock; $.001 par value; 20,000,000 shares authorized; 4,991 issued and outstanding	—	—
Common stock; $.001 par value; 150,000,000 shares authorized; issued and outstanding 46,226,867 and 46,015,167, respectively	46	46
Additional paid-in capital	562,888	561,352
Treasury stock; shares of 40,000 and 30,000, respectively	(644)	(445)
Deferred warrant costs	(5,520)	(6,794)
Deferred compensation	(106)	(106)
Accumulated other comprehensive income	568	999
Accumulated deficit	(499,126)	(473,904)

Total stockholders’ equity	58,106	81,148

Total liabilities and stockholders’ equity	$137,596	$156,178

The accompanying notes are an integral part of these consolidated financial statements.

SCIOS INC.

Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Three months ended March 31,
	2002	2001
	(Unaudited)
Revenues:
Product sales	$15,373	$—
Research and development contracts and royalties	1,071	1,097
Psychiatric product sales and co-promotion commissions, net of expenses	—	1,483
Gain on sale of marketing rights	—	9,363

	16,444	11,943

Costs and expenses:
Cost of product sales	1,011	—
Research and development	14,855	9,480
Selling, general and administration	24,714	6,480

	40,580	15,960

Loss from operations	(24,136)	(4,017)

Other income (expense):
Interest income	808	812
Interest expense	(1,944)	(849)
Realized gains (losses) on securities	(77)	254
Other income (expense)	127	(423)

	(1,086)	(206)

Net loss	$(25,222)	$(4,223)

Other comprehensive loss
Change in unrealized gains (losses) on securities	(431)	116

Comprehensive loss	$(25,653)	$(4,107)

Loss per common share:
Basic and diluted	$(0.55)	$(0.11)

Weighted average number of common shares outstanding used in calculation of:
Basic and diluted	46,091,188	39,290,982

The accompanying notes are an integral part of these consolidated financial statements.

SCIOS INC.

Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net loss	$(25,222)	$(4,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,474	872
Loss (gain) on disposal of marketable securities	77	(254)
Accrued interest payable	1,634	849
Loss on disposal of property and equipment	75	365
Amortization of deferred compensation	—	311
Allowance for bad debt, returns, and discounts	204	—
Stock option issued to non-employee for services rendered	47	—
Changes in assets and liabilities:
Accounts receivable	(2,843)	(6,987)
Inventory	(38)	—
Prepaid expenses and other assets	2,623	(856)
Accounts payable	(3,790)	(668)
Accrued employee compensation	(2,038)	233
Other accrued liabilities	1,922	(746)
Deferred contract revenue	4,873	179

Net cash used in operating activities	(21,002)	(10,925)

Cash flows from investing activities:
Purchases of property and equipment	(962)	(446)
Sales/maturities of marketable securities	116,795	43,625
Purchases of marketable securities	(113,207)	(36,581)

Net cash provided by investing activities	2,626	6,598

Cash flows from financing activities:
Issuance of common stock	1,489	1,649
Purchase of treasury stock	(199)	—
Payment of commercialization agreement	(928)	—
Proceeds from commercialization agreement	3,750	—

Net cash provided by financing activities	4,112	1,649

Net decrease in cash and cash equivalents	(14,264)	(2,678)
Cash and cash equivalents at beginning of period	58,296	3,291

Cash and cash equivalents at end of period	$44,032	$613

Supplemental cash flow data:
Cash paid during the period for interest	$928	$—
Change in net unrealized gains (losses) on securities	$(431)	$116
Discount on commercialization obligation	$1,274	$—

The accompanying notes are an integral part of these consolidated financial statements.

SCIOS INC.

Notes to Consolidated Financial Statements
(unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Scios have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of Scios’ interim consolidated financial information. These consolidated financial statements and notes should be read in conjunction with the audited financial statements of Scios included in our Annual Report on Form 10-K for the year ended December 31, 2001.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results that may be reported for the fiscal year ending December 31, 2002 or for any other future period.

2.    Computation of Loss Per Share

The potentially dilutive effect of outstanding options to purchase common stock would have been anti-dilutive as to the reported loss per share in both 2002 and 2001, and they were therefore excluded from the diluted loss per share calculation for both periods. Although potentially dilutive, the optional repayment of the Genentech loan through the issuance of preferred stock would have been anti-dilutive in both 2002 and 2001 and was therefore excluded from the calculations.

At March 31, 2002, Scios had 8,199,312 outstanding stock options at exercise prices ranging from $3.8125 to $27.60 per share. At March 31, 2001, Scios had 5,125,383 outstanding stock options at exercise prices ranging from $3.6875 to $21.38 per share.

3.    Industry and Geographic Segment Information

We operate in one business segment, using one measurement of profitability for our business. We receive revenue from product sales and from licensing and development of products from partners in the United States, Europe and Asia Pacific. At March 31, 2002, all long-lived assets were located in the United States. Revenues for the three months ended March 31, 2002 were earned from sales of Natrecor® and from royalties from licenses in the United States, and from royalty income from sales of Fiblast® spray by Kaken in Japan.

Revenues for the three months ended March 31, 2001 were earned in the United States, from research collaboration agreements, royalties from licenses, psychiatric product sales and co-promotion commissions net of expenses, and gain on sale of marketing rights to GSK.

4.    GlaxoSmithKline Agreement

In March 2002, GlaxoSmithKline, or GSK, and Scios finalized the agreement in which Scios will license Natrecor, its treatment for acute congestive heart failure, to GSK in all European markets. Under the terms of the agreement, GSK will have the rights to sell and distribute the product for which we will receive an up-front fee and milestone payments totaling £15.0 million British Pounds (which at March 31, 2002 equaled approximately $21.4 million U.S. Dollars), in addition to future royalties in the identified countries. In March 2002, we received a nonrefundable license fee of £3.5 million British Pounds (which equaled approximately $4.9 million U.S. Dollars), and recorded this amount as deferred contract revenue. Scios will manufacture and supply the bulk product to GSK. Both companies will work together to continue clinical development of Natrecor in Europe.

5.    Gain on Sale of Marketing Rights

In the first quarter of 2001, the marketing rights for psychiatric product sales were sold to GSK. The marketing rights were originally licensed from GSK under a 1990 licensing agreement. In order to effect the purchase, the licensing agreement was terminated effective March 31, 2001, and we received from GSK $4.0 million in 2001 and $3.0 million in 2002 and expect to receive $2.4 million in 2003.

We recognized a one-time gain on the sale of $9.4 million, which has been classified on the statement of operations under the caption Gain on Sale of Marketing Rights. In addition, we ended the deployment of our Psychiatric Sales Marketing Division sales force and terminated certain full-time support personnel. Severance payments for these personnel amounted to approximately $788,000.

6.    Notes Receivable from Officers

At March 31, 2002, we had notes receivable from three officers. The first note is in the amount of $280,040 with interest at 5.18% per annum, due and payable on February 28, 2002. The maturity date of the note agreement was amended to February 28, 2003. The loan was granted in connection with the payment of income taxes for restricted stock granted to the officer. This loan is collateralized by the vested portion of the officer’s stock options and is classified with other current assets on the balance sheet at March 31, 2002. The officer repaid the note in full in April 2002.

The second note is in the amount of $16,666 with interest at 5.82% per annum. This loan will be forgiven in 2002 based on the continued employment of the officer and is collateralized by the officer’s residence. The loan was granted in connection with a housing subsidy for the officer to live in California. This note balance is classified with other assets on the balance sheet at March 31, 2002.

The third note is in the amount of $120,000 with interest at 10.0% per annum. This loan will be forgiven in 2006 based on the continued employment of the officer and is collateralized by the officer’s residence. The loan was granted in connection with a housing subsidy for the officer to live in California. This loan is classified as other assets on the balance sheet at March 31,2002.

7.    Lease Commitments

We lease five facilities in Sunnyvale, California with agreements that expire between 2003 and 2008 including a new lease signed in March 2002 covering 8,400 square feet in Sunnyvale, California that expires in 2003. In addition, we lease a warehouse in Mountain View, California that expires in 2003.

8.    Treasury Stock

Treasury stock of 40,000 shares at March 31, 2002 was stated at cost and was considered issued and outstanding. During September 2001, the Board of Directors authorized the repurchase of up to $10 million of Scios common stock. The repurchases are to be made through open-market transactions at the discretion of management as market conditions warrant. As of March 31, 2002, we had repurchased 40,000 shares of our common stock at an average purchase price of $16.11 per share.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements, including the related notes, contained in our Annual Report on Form 10-K for the year-ended December 31, 2001. The following discussion also contains forward-looking statements about our plans, objectives and future results. These forward-looking statements are based on our current expectations, and we assume no obligation to update this information. Realization of these plans and results involves risks and uncertainties, and our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those set forth under “Risk Factors” in this report on Form 10-Q.

Overview

We are a biopharmaceutical company developing novel treatments for cardiovascular and inflammatory diseases. Our disease-based technology platform integrates expertise in protein biology with computational and medicinal chemistry to identify novel targets and rationally design small molecule compounds for large markets with unmet medical needs. We launched Natrecor® following U.S. Food and Drug Administration, or FDA, approval of Natrecor (nesiritide) for the treatment of acute congestive heart failure, or CHF, on August 13, 2001. We are focused on the development of three product candidates, Natrecor, for the treatment of acute congestive heart failure, SCIO-469, an oral, small molecule inhibitor of p38 kinase for the treatment of rheumatoid arthritis (RA); and small molecule inhibitors of the receptor for TGF-beta, a cytokine that has been implicated in diseases characterized by chronic scar formation, or fibrosis.

Recent Developments

In January 2002, we initiated the FUSION, or Management of Patients with CHF After Hospitalization with Follow Up Serial Infusions Of Natrecor, study, a multi-center, randomized, open-label pilot study that will be conducted at approximately 40 U.S. sites and will enroll over 200 patients. Patients will be randomized to receive either their usual long-term cardiac medications, with or without IV inotropes, or serial infusions of Natrecor in addition to their usual long-term cardiac medications, excluding IV inotropes. All treatment groups will have weekly outpatient visits, and Natrecor patients will receive infusions for 4 to 6 hours at each weekly visit. Patients will receive study treatment for 12 weeks, followed by a one-month follow up period. Data from the FUSION study are expected to be available in the first quarter of 2003. As of April 19, 2002, 37 patients have been enrolled in the study.

In February 2002, we began enrollment in a Phase IIa clinical trial evaluating SCIO-469, our novel oral p38 kinase inhibitor, for the treatment of rheumatoid arthritis (RA). This multi-center, randomized, placebo-controlled clinical study will enroll 120 patients who have active RA and are receiving methotrexate. The main objective of the study is to evaluate the safety and tolerability of six escalating doses of SCIO-469 in RA patients. The company expects to announce results from this study in the first quarter of 2003. As of April 19, 2002, 20 patients have been enrolled in the study.

In March 2002, we added a new drug candidate to our pipeline that could become the first oral inhibitor of transforming growth factor (TGF)-beta. TGF-beta is a multifunctional cytokine, a signaling protein that is produced in a broad range of diseases characterized by unregulated scarring and eventual organ failure. Research has indicated that excessive activation of TGF-beta is involved with driving scar tissue formation, which is thought to contribute to the progressive loss of function seen in a variety of conditions. Diseases in which TGF-beta may play a role include congestive heart failure, chronic obstructive pulmonary disease, liver cirrhosis and kidney disease. Current therapies for these conditions treat symptoms exclusively or are only modestly effective in slowing disease progression.

In March 2002, GlaxoSmithKline or GSK and Scios finalized the agreement in which Scios will license Natrecor, a treatment for acute heart failure, to GSK in all European markets. Under the terms of the agreement, GSK will have the rights to sell and distribute the product for which we will receive an up-front fee and milestone payments totaling £15.0 million British Pounds (which at March 31, 2002 equaled approximately $21.4 million U.S. Dollars), in addition to future royalties in the identified countries. In March 2002, we received £3.5 million British Pounds (which equaled approximately $4.9 million U.S. Dollars), which has been recorded as deferred contract revenue. Scios will manufacture and supply the bulk product to GSK. Both companies will work together to continue clinical development of Natrecor in Europe. In order to obtain European approval for Natrecor, GSK expects to use the extensive clinical data Scios submitted to obtain approval from the U.S. Food and Drug Administration in August 2001. The companies expect to launch Natrecor in Europe in the first half of 2004.

In April 2002, we announced that Natrecor has received an Ambulatory Payment Classification (APC) pass-through code under the Hospital Outpatient Prospective Payment System from the Centers for Medicare & Medicaid Services. The pass-through payment code for Natrecor allows Medicare reimbursement for acutely decompensated heart failure patients with dyspnea (shortness of breath) at rest or with minimal activity treated with Natrecor in an outpatient setting. The reimbursement code became effective April 1, 2002.

Results of Operations

Three Months Ended March 31, 2002 and 2001

Revenues

Product Sales.    Product sales for the three months ended March 31, 2002 were $15.4 million versus none for the three months ended March 31, 2001. The increase was due to the sales of Natrecor, which was approved by the FDA and launched by us in August 2001.

Research and Development Contract Revenues and Royalties.    Research and development contract revenues and royalties were $1.1 million for the three months ended March 31, 2002 and 2001. In 2002, research and development contract revenues and royalties were primarily due to royalty payments from sales of Fiblast Spray in Japan by Kaken of $0.6 million, and royalties from Biosite of $0.1 million and other research collaboration agreements of $0.4 million. In 2001, research and development contract revenues and royalties primarily reflect our Alzheimer’s research collaboration agreements with Eli Lilly & Company (“Eli Lilly”) of $0.5 million, royalties from sales of BNP testing by Abbott Laboratories of $0.3 million, and other research collaboration agreements of $0.3 million. Effective as of December 31, 2001, Eli Lilly and we jointly terminated the collaboration.

Net Product Sales and Co-Promotion Commissions.    Net psychiatric product sales and co-promotion commissions for the three months ended March 31, 2002 were none versus $1.5 million for the three months ended March 31, 2001. The decrease of $1.5 million from 2001 to 2002 was due to the sale of marketing rights for certain psychiatric products to GSK and the termination of the license agreement in March 2001. At the same time, we dissolved our Psychiatric Sales and Marketing Division and the deployment of the PSMD sales force.

Gain on Sale of Marketing Rights.    The decrease of $9.4 million from 2001 to 2002 was due to the sale of marketing rights for certain psychiatric products to GSK and the termination of the license agreement in March 2001. Commencing in the fourth quarter of 2000, we solicited and received bids regarding the sale of our exclusive marketing rights for certain GSK psychiatric products sold by us. The marketing rights were eventually sold to GSK. The marketing rights were originally licensed from GSK under a 1990 licensing agreement. In order to effect the sale, the licensing agreement was terminated effective March 31, 2001, and we received from GSK $4.0 million in 2001 and $3.0 million in 2002 and expect to receive a final payment of $2.4 million in 2003. We recognized a gain on the sale of the marketing rights of $9.4 million related to the sale in the first quarter of 2001.

Costs and Expenses

Cost of Product Sales.    Cost of product sales were $1.0 million for the three months ended March 31, 2002 and none for the three months ended March 31, 2001. The expenses were due to the cost to manufacture and distribute Natrecor and royalties on a cross license agreement.

Research and Development.    Research and development expenses were $14.9 million and $9.5 million for the three months ended March 31, 2002 and 2001, respectively. The expenses were mainly attributable to clinical expenses related to Natrecor, research and clinical expenses related to our p38 kinase inhibitor program, pre-clinical development of the TGF-beta program, and the cost associated with ADHERE, Acute Decompensated HEart failure national REgistry, a nationwide registry to collect and analyze demographic and treatment data about patients hospitalized due to acutely decompensated heart failure.

Selling, General and Administrative.    Selling, general and administrative expenses were $24.7 million, and $6.5 million for the three months ended March 31, 2002 and 2001, respectively. The increase of $18.2 million was primarily due to selling and marketing expenses to launch Natrecor and the addition of general and administrative staff to support the increase in overall headcount. These sales and marketing expenses include the cost of a 188-person sales force and management team, the addition of a sales operations group, the commissions to the sales force on Natrecor sales, and the expenses of promotional and marketing programs.

Other Income (Expense)

Net other income (expense) were $(1.1) million and $(0.2) million for the three months ended March 31, 2002 and 2001, respectively. The increase of $0.9 million in other income (expense) was principally due to the $1.1 million increase in interest expense due to the debt with PharmaBio Development, an affiliate of Innovex.

Liquidity and Capital Resources

To date, our operations and capital requirements have been financed primarily with the proceeds of public and private sales of common stock and preferred stock, research and development partnerships, collaborative agreements with pharmaceutical firms, product sales and investment income. At March 31, 2002, our combined cash, cash equivalents and marketable securities (both current and non-current) totaled $111.0 million.

In January 2001, we entered into a sale and marketing alliance with Innovex, a subsidiary of Quintiles Transnational Corp. As part of the original three and one half year agreement, PharmaBio Development, Inc., an affiliate of Innovex, agreed to fund $30.0 million of our costs to launch Natrecor over the first 24 months of the commercialization of Natrecor and to loan us up to $5.0 million. In December 2001, Scios, Innovex and PharmaBio amended the January 2001 agreement. The amendment will enable Scios, at its option, to assume control of the Natrecor sales force in June 2003, one year ahead of schedule, and we eliminated the $5.0 million line of credit provided by PharmaBio to Scios. Of the $30.0 million funding from PharmaBio, we received $13.75 million through March 31, 2002, and will receive the remaining $16.25 million over the next 14 months. As part of the funding agreement, we pay PharmaBio a declining royalty rate on net sales of Natrecor through early 2008. As of March 31, 2002, we have paid PharmaBio $0.9 million in payments. We also granted PharmaBio a fully vested warrant to purchase 700,000 shares of our common stock at an exercise price of $20.00 per share. These warrants are exercisable over the next 14 months beginning December 2001 through May 2003.

In December 2001, we entered into a binding summary of terms with Glaxo Group Ltd., an affiliate of GlaxoSmithKline, or GSK, in which we will license Natrecor to GSK in all European markets. The final agreement was effective March 31, 2002. Under the terms of the agreement, GSK will have the rights to sell and distribute the product for which we will receive an up-front fee and milestone payments totaling £15.0 million British Pounds (which at March 31, 2002 equaled approximately $21.4 million U.S. Dollars), in addition to future royalties in the identified countries. We will manufacture and supply the bulk product to GSK. Both companies will work together to continue clinical development of Natrecor in Europe. In order to obtain European approval for Natrecor, GSK expects to use the extensive clinical data we submitted to obtain approval from the FDA in August 2001. The companies expect to launch Natrecor in Europe in the first half of 2004. We received £3.5 million British Pounds or approximately $4.9 million U.S. Dollars and recognized this amount as deferred contract revenue as of March 31, 2002.

As of March 31, 2002 we had $33.4 million due to Genentech of which $20.0 million can be repaid in the Company’s Series B preferred stock at anytime through December 31, 2002. In addition, if the Company should decide to convert the loan to preferred stock, a portion of the loan that is not convertible will become due and payable before December 31, 2002. The amount of the loan that is due before the maturity date is based on a formula that considers the amount of loan converted to stock and the outstanding loan balance.

Net cash used in operating activities of $21.0 million in the quarter ended March 31, 2002 was primarily attributable to the net loss of $25.2 million, partially offset by increases in net operating assets and liabilities of $0.7 million and non-cash expenses of $3.5 million.

Net cash provided by investing activities of $2.6 million in the quarter ended March 31, 2002 consisted of a net increase in sales/maturities of marketable securities of $3.6 million, partially offset by purchases of property and equipment of $1.0 million.

Net cash provided by financing activities of $4.1 million in the quarter ended March 31, 2002 was due to the proceeds from the PharmaBio commercialization agreement of $3.7 million, and the issuance of common stock of $1.5 million, partially offset by the royalty payments to PharmaBio under the commercialization agreement of $0.9 million and purchases of treasury stock of $0.2 million.

We expect our existing cash, cash equivalents and marketable securities, proceeds from existing collaborations, agreement with PharmaBio, and our marketing agreement with GSK and revenues from sales of Natrecor will enable us to maintain our current and planned operations for at least the next twelve months. In the event we will need additional financing for the operation of our business, including the commercialization of our products currently under development, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects and the general condition of the financial markets. We cannot assure you that we will be successful in obtaining collaborative agreements, or in receiving milestone and/or royalty payments under those agreements, that our existing cash and marketable securities resources will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

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

Natrecor may not gain market acceptance among physicians, patients, healthcare payers and the medical community. We will need to educate doctors and other healthcare advisors of the safety and clinical efficacy of Natrecor and its potential advantages over other treatments. The degree of market acceptance of Natrecor will also depend on a number of factors, including:

•	the degree of clinical efficacy and safety;

•	cost-effectiveness of Natrecor;

•	its advantage over alternative treatment methods; and

•	reimbursement policies of government and third party payers.

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

New drugs in development for the treatment of acute CHF would also compete with Natrecor if approved by the FDA or other regulatory agencies. Tezosentan®, a non-selective endothelin receptor antagonist, is being developed by Actelion Ltd. and has been evaluated in Phase II clinical trials as a vasodilator for the treatment of acute CHF.

In addition, Abbott had previously submitted an NDA for Simdax®, a calcium sensitizer described as an inotrope, but withdrew the application in 2000. However, Abbott appears to be moving forward with development of this product. If any such new drug in development is approved by the FDA or other regulatory agencies, we may not be able to compete effectively with these new forms of therapy.

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

We plan to partner with other companies for the sale of Natrecor and our other product candidates outside of the United States. In December 2001, we entered into an agreement with GSK in all European markets. Under the terms of the agreement, GSK will have the rights to sell and distribute Natrecor for which Scios will receive up-front fee and milestone payments, in addition to future royalties on European sales. Scios will manufacture and supply the bulk product (active pharmaceutical ingredient) to GSK. In March 2002, GSK and Scios finalized the agreement.

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

Under the terms of the agreement, GSK will have the rights to sell and distribute Natrecor for which Scios will receive an up-front fee and milestones payments, in addition to future royalties on European sales. Accordingly, our revenue from sales of Natrecor in Europe will be highly dependent on GSK’s ability to effectively market and sell Natrecor.

The companies intend to conduct a health outcome trial, commencing in 2002, which the companies will use to assess market acceptance of Natrecor in major European countries. The health outcomes trial could affect the price at which Natrecor will be sold. We cannot be assured that a preferred price for Natrecor will be obtainable and that market acceptance of Natrecor will be achieved.

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

We may not be able to achieve or earn a profit in the future. We began operations in December 1981, and since that time, with the sole exception of 1983, we have not earned a profit on a full-year basis. Our losses have historically resulted primarily from our investments in research and development. As of March 31, 2002, we had an accumulated deficit of approximately $499.1 million.

To date, nearly all of our revenues have come from:

•	sales of Natrecor beginning in August 2001;

•	one-time sales of bulk FGF product and royalties from Fiblast Spray sales by Kaken in Japan;

•	one-time signing fees from our corporate partners under agreements supporting the research, development and commercialization of our product candidates;

•	one-time payments from our corporate partners when we achieved regulatory or development milestones;

•	research funding from our corporate partners; and

•	our psychiatric sales and marketing division, the operations which we dissolved on March 31, 2001.

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

Our revenues and expenses have fluctuated significantly in the past. This fluctuation has in turn caused our operating results to vary significantly from quarter to quarter and year to year. We expect the fluctuations in our revenues and expenses to continue, and thus, our operating results should also continue to vary significantly. These fluctuations may be due to a variety of factors including:

•	our success in selling Natrecor;

•	the timing and realization of milestone and other payments from our corporate partners;

•	the timing and amount of expenses relating to our research and development, product development and manufacturing activities; and

•	the extent and timing of costs related to our activities to obtain patents on our inventions and to extend, enforce and/or defend our patents and other rights to our intellectual property.

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

In order to obtain regulatory approval for the commercial sale of any of our product candidates, we must conduct both pre-clinical studies and human clinical trials. These studies and trials must demonstrate that the product is safe and effective for the clinical use for which we are seeking approval. In the first quarter of 2002, we began Phase IIa clinical trials of our lead p38 kinase inhibitor small molecule compound. The results of these or other clinical trials that we may conduct in the future may not be successful. Adverse results from our current or any future trials would harm our business. We also face the risk that we will not be permitted to undertake or continue clinical trials for any of our product candidates in the future. Even if we are able to conduct such trials, we may not be able to satisfactorily demonstrate that the products are safe and effective and thus qualify for the regulatory approvals needed to market and sell them. Results from pre-clinical studies and early clinical trials are often not accurate indicators of results of later-stage clinical trials that involve larger human populations.

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

Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or may refuse to stop the other party from using the technology at issue on the grounds that its technology is not covered by our patents. Policing unauthorized use of our intellectual property is difficult, and we cannot assure you that we will be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

In both domestic and foreign markets, future sales of our potential products, if any, will depend in part on the availability of reimbursement from third-party payers such as government health administration authorities, private health insurers and other organizations. Third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Even if we were to obtain regulatory approval, our product candidates may not be considered cost-effective and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investments in product development. Legislation and regulations affecting the pricing of pharmaceuticals may change before any of our product candidates is approved for marketing. Adoption of such legislation and regulations could further limit reimbursement for medical products and services. If the government and third party payers fail to provide adequate coverage and reimbursement rates for our potential products, the market acceptance of our products may be adversely affected.

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

The market price of our stock has been and is likely to continue to be highly volatile. These price fluctuations have been rapid and severe. The market price of our common stock may fluctuate significantly in response to the following factors, most of which are beyond our control:

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	future sales of common stock;

•	announcements by us or our competitors of technological innovations of new therapeutic products, clinical trial results and developments in patent or other proprietary rights;

•	announcements regarding government regulations, public concern as to the safety of drugs developed by us or others or changes in reimbursement policies; and

•	fluctuations in stock market price and volume, which are particularly common among securities of biopharmaceutical companies.

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

Some of the above provisions may also have possible anti-takeover effects, which may make an acquisition of us by a third party more difficult, even if such an acquisition could be beneficial to our stockholders. In addition, our certificate of incorporation also authorizes us to issue up to 20,000,000 shares of preferred stock in one or more different series with terms to be determined by our board of directors at time of issuance. As of March 31, 2002, an aggregate of 71,053 shares of preferred stock had been designated for issuance as Series A or Series B preferred stock by the board of directors and 4,991 shares of Series B preferred stock were issued and outstanding. Issuance of other shares of preferred stock could also be used as an anti-takeover device.

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

We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. These securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. However, through our money manager, we maintain management control systems to monitor interest rate risk. The risk management control systems use analytical techniques as well as other procedures to review interest rate risk. Assuming a hypothetical interest rate increase of 10%, the fair value of our total investment portfolio as of March 31, 2002 would have potentially incurred a loss of $177,000.

Our exposure to foreign currency fluctuations is currently limited to our supply contract for Natrecor, which is denominated in the Euro; the GSK agreement, which is denominated in the British Pound; and the royalty income from sales of Fiblast spray by Kaken, which is denominated in the Japanese Yen. Changes in the exchange rate between the Euro and the U.S. dollar could adversely affect our manufacturing costs. Changes in the exchange rate between the British Pound and U.S. dollar could adversely affect our milestone and future royalty payments. Changes in the exchange rate between the Japanese Yen and U.S. dollar could adversely affect our future royalty payments. All of our other contracts are denominated in U.S. dollars. Exposure to foreign currency exchange rate risk may change over time as our business evolves and our products are introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and reports on Form 8-K

(a)	Exhibits

10.53	License and Supply Agreement between the Registrant and Glaxo Group Ltd. dated March 31, 2002. Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIOS INC.

May 1, 2002	By:	/s/ RICHARD B. BREWER
Richard B. Brewer, President and CEO

May 1, 2002	By:	/s/ DAVID W. GRYSKA
David W. Gryska, Senior Vice President and CFO