Form 10-Q/A
period 2002-06-30
SCIOS INC
filed 2003-01-09
CIK 726512

UNITED STATES
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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 is being filed solely to file a revised Exhibit 10.54.

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

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIOS INC.

January 9, 2003	By:	/s/ Richard B. Brewer
Richard B. Brewer, President and CEO

January 9, 2003	By:	/s/ David W. Gryska
David W. Gryska, Senior Vice President and CFO

3

Certifications

I, Richard B. Brewer, President and Chief Executive Officer of Scios Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Scios Inc.; and

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date: January 9, 2003

/s/ Richard B. Brewer
Richard B. Brewer President and Chief Executive Officer

Certifications

I, David W. Gryska, Senior Vice President and Chief Financial Officer of Scios Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Scios Inc.; and

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date: January 9, 2003

/s/ David W. Gryska
David W. Gryska Senior Vice President and Chief Financial Officer

4