Form 10-Q/A
period 2002-09-30
SCIOS INC
filed 2003-01-09
CIK 726512

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Number of shares outstanding of the issuer's common stock, par value $.001 per share, as of November 6, 2002: 46,659,442.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 is being filed solely to file revised Exhibits 10.57 and 10.58.

PART I.    FINANCIAL INFORMATION

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

Within 90 days prior to the date of this amended report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we completed our evaluation.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and reports on Form 8-K

(a)    Exhibits

10.55*
Lease agreement dated August 16, 2002 for premises located at 6500 Paseo Padre Parkway, Fremont, California (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

10.56*	Lease agreement dated August 16, 2002 for premises located at 6422 Commerce Drive, Fremont, California (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

10.57
Processing and Supply Agreement—Natrecor BNP between Abbott Laboratories and Scios Inc., made effective as of December 1, 1997 (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

10.58
Cross-License Agreement, made and entered into as of May 13, 1998, by and between Shionogi & Co., Ltd. and Scios Inc., as modified on March 5, 2002 (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

*	Filed as an exhibit to the Quarterly Report of Form 10-Q filed on November 11, 2002 and incorporated herein by reference.

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