Form 10-K
period 2002-12-31
SCIOS INC
filed 2003-03-17
CIK 726512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Common Stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES  ☒    NO  ☐

The approximate aggregate market value of voting and non-voting common equity stock held by nonaffiliates of the registrant as of December 31, 2002 was $1,537,797,502.

As of March 5, 2003, 47,343,305 shares of the registrant’s Common Stock were outstanding exclusive of 261,800 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K Part
Not applicable.

SCIOS INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

In this Form 10-K, “Scios”, the “Company”, “we”, “us”, and “our” refer to Scios Inc. The following discussion contains forward-looking statements about our plans, objectives and future results. These forward-looking statements are based on our current expectations, and we assume no obligation to update this information. Realization of these plans and results involves risks and uncertainties, and our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Risk Factors”.

PART I

Item 1.    BUSINESS

Overview

We are a biopharmaceutical company that discovers, develops and markets novel treatments for cardiovascular and inflammatory diseases. On August 13, 2001, we launched Natrecor (nesiritide) following FDA approval of Natrecor for the treatment of acutely decompensated congestive heart failure. In addition to Natrecor, we have two focused product research and development programs, p38 kinase and TGF-beta. Our first program is directed to the development of inhibitors of p38 kinase, an enzyme responsible for increased production of various proteins that cause inflammation. SCIO-469, our first compound designed to inhibit this enzyme, is targeted for the treatment of rheumatoid arthritis and is currently in clinical development. SCIO-323, our second-generation inhibitor of p38 kinase, commenced clinical development in December 2002. Our second product program is directed to the development of inhibitors of TGF-beta, a signaling protein that is implicated in a broad range of diseases characterized by unregulated scarring and eventual organ failure. We are currently in preclinical development for compounds designed to inhibit this protein. In July 2002, we announced that the lead indication for these compounds will be chronic obstructive pulmonary disease.

We operate in an industry that is characterized by long product development cycles, which require substantial amount of capital to be invested in research and development. We had net losses of $88.1 million for the year ended December 31, 2002, and as of December 31, 2002, we had an accumulated deficit of approximately $562.0 million.

You should read the “Risk Factors” section beginning on page 20 of this document to ensure that you understand the risks associated with the Company.

We were incorporated in California in 1981 under the name California Biotechnology Inc. and reincorporated in Delaware in 1988. We changed our name to Scios Inc. in February 1992, and to Scios Nova Inc. in September 1992 following our acquisition of Nova Pharmaceuticals, Inc. (“Nova”). We returned to using the name Scios Inc. in March 1996. Our principal executive offices are located at 820 West Maude Avenue, Sunnyvale, California 94085. Our telephone number is (408) 616-8200.

Our corporate website is located at www.sciosinc.com. A hyperlink to a third-party website is provided at our corporate website to access our SEC filings free of charge promptly after such material is electronically filed with, or furnished to, the SEC. We do not intend for information found on our website to be part of this document.

We own various copyrights, trademarks and trade names used in our business including the following: Natrecor® and Fiblast®. This report also includes trademarks, service marks and trade names of other companies, including the following: BIOBYPASS®, Gliadel®, Biodel®, Enbrel®, Remicade®, Humira®, Celebrex®, Vioxx®, Simdax®, Eskalith®, Eskalith CR®, Stelazine®, Thorazine®, Parnate® and Kineret®.

Proposed Acquisition by Johnson & Johnson

On February 10, 2003, Scios and Johnson & Johnson entered into a definitive agreement under which Johnson & Johnson will acquire Scios in a cash for stock exchange. Under the terms of the agreement, Scios common stockholders will receive $45.00 for each outstanding share of Scios common stock and Scios Series B preferred stockholders will receive $4,500.00 for each outstanding share of Scios preferred stock. The boards of directors of Johnson & Johnson and Scios have approved the transaction. The transaction is expected to close in the quarter ending June 30, 2003 but is subject to a number of conditions including, among other things, adoption of the merger agreement by our stockholders, and various regulatory approvals and clearances, including those under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Recent Developments

Since December 31, 2001, the following significant developments have occurred with respect to our business:

Natrecor

•	In October 2001, we launched a nationwide registry to collect and analyze demographic and treatment data about patients hospitalized due to acute congestive heart failure. ADHERE, the Acute Decompensated HEart failure national REgistry, is expected to have a unique database of information on tens of thousands of patients gathered from approximately 300 U.S. hospitals over the next several years. We believe ADHERE will help clinicians better determine factors associated with improved clinical outcomes in acute congestive heart failure, the primary cause of more than one million hospital admissions in the U.S. each year. ADHERE should also provide comprehensive demographic and treatment data on a wide range of hospitalized heart failure patients. By tracking treatment of these patients over time, we hope to identify optimal treatment strategies and develop comprehensive acute congestive heart failure guidelines. As of December 31, 2002, over 35,000 patients had been enrolled in the ADHERE registry, which exceeds our original goal of enrolling 10,000 patients by year end.

•	In March 2002, we finalized the agreement with GlaxoSmithKline plc (“GlaxoSmithKline”), to license nesiritide to GlaxoSmithKline in all European markets. Under the terms of the agreement, GlaxoSmithKline will have the rights to sell and distribute the product for which we received an up-front fee of GB£3.5 million and may receive milestone payments of up to an additional GB£11.5 million. In addition, we will receive royalties on future sales of nesiritide in the identified countries. The GB£3.5 million (which equaled approximately $4.9 million) we received in March 2002 has been recorded as deferred contract revenue. We will be responsible for the manufacture and supply of bulk active pharmaceutical ingredient to GlaxoSmithKline. Both companies will work together to continue clinical development of nesiritide in Europe. In September 2002, GlaxoSmithKline submitted a Marketing Authorization Application for nesiritide with the European Agency for the Evaluation of Medicinal Products. GlaxoSmithKline expects to launch nesiritide in Europe in 2004.

•	In April 2002, we announced that Natrecor has received an Ambulatory Payment Classification (“APC”), pass-through code under the Hospital Outpatient Prospective Payment System from the Centers for Medicare & Medicaid Services. The pass-through payment code for Natrecor allows Medicare reimbursement to both hospitals and physicians for the use of Natrecor in an outpatient setting such as the Emergency Department, Observation Unit or Outpatient Clinic. The reimbursement code became effective April 1, 2002. In October 2002, we announced that the Centers for Medicare & Medicaid Services had granted a permanent code under the Healthcare Common Procedure Coding System (“HCPCS”), to Natrecor, which allows Medicare reimbursement of Natrecor for use in the physician office setting. This reimbursement code became effective on January 1, 2003.

•	In June 2002, we announced that the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), has determined that the ADHERE Registry, meets the criteria for inclusion in the accreditation process and is included on the Joint Commission’s list of acceptable systems. The ADHERE Registry will be beneficial to participating hospitals since it will facilitate the submission of specific performance measures related to acute heart failure treatment to JCAHO.

•	In July 2002, we announced the results of the Prospective Randomized Outcomes Study of Acutely Decompensated Congestive Heart Failure Treated Initially in Outpatients with Natrecor (“PROACTION”) trial. In this pilot study, two hundred and thirty seven patients were enrolled and treated in the Emergency Department/Observation Unit at 38 U.S. hospitals. The study was designed to compare the clinical effects, safety profile and economic impact of Natrecor plus standard therapy to placebo plus standard therapy, when administered in the Emergency Department/Observation Unit. Outcomes were assessed over thirty days. The study confirmed that Natrecor could be used safely in the Emergency Department/Observation Unit. Although not statistically significant, results suggest that early use of Natrecor in the Emergency Department/Observation Unit may decrease the rate of initial hospital admissions and re-admissions following initial hospital discharge, versus standard care. These improved clinical outcomes may lead to cost reductions that neutralize the cost of Natrecor when compared to standard care alone.

•

As of September 2002, we have completed the enrollment of 210 patients for the FUSION study, or Management of Patients with Congestive Heart Failure After Hospitalization with Follow Up Serial Infusions Of Natrecor, a multi-center, randomized, open-label pilot study that is being conducted at approximately 40 U.S. sites. The FUSION study was initiated in January 2002. Patients are randomized to receive either their usual long-term cardiac medications, with or without intravenous inotropes, or serial infusions of Natrecor in addition to their usual long-term cardiac medications, excluding intravenous inotropes. All treatment groups have weekly outpatient visits, and Natrecor patients receive infusions for four to six hours at each weekly visit. Patients receive study treatment for 12 weeks, followed by a one-month follow up period. The primary objective of this dose ranging trial is to collect safety and tolerability data on Natrecor with repeated dosing in an outpatient setting. The last visit from the last patient was at the end of January 2003. Data from the FUSION study are expected to be available in the second quarter of 2003.

•	As of February 2003, Natrecor was being used in about 88% of the approximately 2,000-targeted academic and community hospitals where approximately 80% of the acute congestive heart failure patients in the United States are treated. In addition, to enhance our hospital and physician access, we have aggressively pursued contracts with group purchasing organizations. These group purchasing organizations contract for hundreds of member hospitals and, as a group, assist us in gaining access for Natrecor and our cardiovascular specialists in these hospitals. Currently, we have signed group purchasing organization arrangements with AmeriNet, Inc., BroadLane, Inc., Consorta, Inc., Cardinal Health Provider Pharmacy Services, Purchasing Alliance for Clinical Therapeutics and Premier, Inc. In addition to group purchasing organization agreements, Kaiser Permanente has put Natrecor on the formulary for many of its Northern and Southern California hospitals. We have also entered into a purchasing agreement with the U.S. Veteran’s Administration, which allowed Natrecor to be placed on the Federal Supply Schedule.

p38 Kinase Inhibitor Program

•	In February 2002, we began enrollment in a Phase IIa clinical trial evaluating SCIO-469, our novel oral p38 kinase inhibitor, for the treatment of rheumatoid arthritis. This multi-center, randomized, placebo-controlled clinical study will enroll 120 patients who have active rheumatoid arthritis and are receiving methotrexate. The main objective of the study is to evaluate the safety and tolerability of up to six escalating doses of SCIO-469 in rheumatoid arthritis patients. Following the independent safety review of the first four dose groups, we began to enroll patients in the fifth dose group in December 2002. We expect to announce top line results from this study in the second quarter of 2003.

•	In July 2002, we announced the development of SCIO-323, which we believe to be a more potent second generation p38 kinase inhibitor.

•	In January 2003, we announced that we have begun a Phase I, double-blind, placebo-controlled, dose escalation study of SCIO-323. The purpose of the Phase I trial is to determine the safety and tolerability and measure the circulating blood levels of oral doses of SCIO-323 in healthy volunteers.

TGF-beta Inhibitor Program

•	In March 2002, we added a new drug candidate to our pipeline that we believe could become the first oral inhibitor of TGF-beta. TGF-beta is a multifunctional cytokine, a signaling protein that is produced in a broad range of diseases characterized by unregulated scarring and eventual organ failure. Research has indicated that excessive activation of TGF-beta is involved in the development of scar tissue formation, which is thought to contribute to the progressive loss of function seen in a variety of conditions. Diseases in which TGF-beta may play a role include congestive heart failure, chronic obstructive pulmonary disease, liver cirrhosis and kidney disease. Current therapies for these conditions treat symptoms exclusively or are only modestly effective in slowing disease progression.

•	In July 2002, we announced the lead indication of our TGF-beta compounds will be chronic obstructive pulmonary disease. In December 2002, a lead molecule was nominated to move forward into clinical development.

Natrecor

Congestive heart failure

According to the American Heart Association’s 2002 Heart and Stroke Statistical Update, approximately 4.8 million Americans currently suffer from chronic congestive heart failure and 550,000 new cases of congestive heart failure are diagnosed in the United States each year. Annual expenditures for congestive heart failure are estimated to be $21.4 billion, including $15.4 billion for inpatient care.

Chronic congestive heart failure is characterized by a progressive loss in the heart’s ability to pump blood. It is attributable to weakening of the contractile cells of the heart and accumulation of scar tissue. Different diseases can cause congestive heart failure, including coronary artery disease, heart attacks, inflammation of the heart tissue and diseases of the heart valves. Weakened heart muscle often results in poor cardiac output because the heart is unable to empty blood adequately from the ventricles to the circulation with each beat. Blood pools in the ventricles, and the heart changes from its normal shape and becomes enlarged. Subsequently, blood begins to back up into the blood vessels of the lungs, causing marked increases in pulmonary vascular pressures. As pressure increases, fluid moves from the pulmonary blood vessels into the air spaces, causing pulmonary congestion. One frequently used measurement of pulmonary vascular pressure is pulmonary capillary wedge pressure.

Congestive heart failure symptoms that result from the pooling of blood include shortness of breath, edema, or fluid retention, and swelling of the legs and feet. Congestive heart failure symptoms that result from the inefficiency of the heart to distribute or adequately pump oxygen-rich blood to body tissues include fatigue and weakness as well as a loss of appetite. As the disease progresses, these symptoms can severely impact the patient’s quality of life, so that even the ability to perform simple tasks, such as walking across the room, becomes limited.

In the early stages of congestive heart failure, the body activates several hormonal pathways that help the heart compensate in the short-term but have adverse long-term effects. These hormones, which include adrenalin, angiotensin II, aldosterone and endothelin, stimulate the heart to beat faster and stronger, thicken the wall of the heart and maintain blood pressure by constricting blood vessels and stimulating the kidney to retain sodium. If these pathways remain activated over a sustained period of time, the beneficial effects are lost and injurious effects develop, contributing to an eventual deterioration of heart function. Current medications and medications under development generally focus on one or more of these hormonal pathways.

Many congestive heart failure patients will eventually experience a rapid deterioration, or decompensation, and require urgent treatment in the hospital. This condition is called acute congestive heart failure. Approximately one million patients are admitted to the hospital each year in the United States with a primary diagnosis of acute congestive heart failure, and approximately two million patients are admitted to the hospital each year with a secondary diagnosis of acute congestive heart failure. Acute congestive heart failure is also the most frequent cause of hospitalization among Medicare patients. In addition, patients suffering from chronic congestive heart failure have a five-year mortality rate of approximately 50%. For more than a decade, there were no new FDA approved drugs to treat acute congestive heart failure.

Natrecor: Our Solution for the Treatment of Acute Congestive Heart Failure

Natrecor is a recombinant form of human B-type natriuretic peptide (“BNP”), a naturally occurring hormone in the body that aids in the healthy functioning of the heart. BNP is secreted by the ventricles of the heart as a response to congestive heart failure. We believe that the advantage of Natrecor, compared to other forms of therapy for acute congestive heart failure, is that it works on multiple components of the acute congestive heart failure disease pathway. In particular, based upon preclinical studies and clinical trials, we believe that Natrecor:

•	dilates veins, which decreases elevated pulmonary pressures, or preload;

•	dilates arteries, which decreases the resistance against which the heart has to pump, or afterload;

•	stimulates the kidney to excrete excess sodium, or natriuresis;

•	stimulates the kidney to excrete excess fluid, or diuresis; and

•	opposes many of the injurious consequences caused by the long-term elevation of hormones such as adrenalin, angiotension II, aldosterone and endothelin.

In clinical trials, Natrecor has also been shown to significantly improve blood circulation and patient symptoms compared to standard care plus placebo without the need for labor-intensive monitoring, and its method of administration does not require frequent dosing adjustments. In addition, in clinical trials, Natrecor has not been associated with an increase in the incidence of cardiac arrhythmias and has demonstrated no evidence of drug interactions with other agents used concurrently in the treatment of acute congestive heart failure.

We have made significant progress since the FDA approved Natrecor in August 2001. We launched Natrecor immediately after approval. As of February 2003, our sales force was made up of 172 cardiovascular salespersons coupled with four director-level positions and 18 Area Business Managers. As of January 2003, Natrecor was being used in about 88% of the 2,000-targeted academic and community hospitals where approximately 80% of the acute congestive heart failure patients in the United States are treated. To enhance our hospital and physician access, we aggressively pursued contracts with group purchasing organizations. These group purchasing organizations contract for hundreds of member hospitals and, as a group, assist us in gaining access for Natrecor and our cardiovascular specialists in these hospitals. Currently, we have signed group purchasing organization arrangements with Amerinet, Inc., BroadLane, Inc., Consorta, Inc., Cardinal Health Provider

Pharmacy Services, Purchasing Alliance for Clinical Therapeutics and Premier, Inc. In addition to group purchasing organization agreements, Kaiser Permanente has put Natrecor on the formulary for many of its Northern and Southern California hospitals. We also entered into a purchasing agreement with the U.S. Veteran’s Administration, which allowed Natrecor to be placed on the Federal Supply Schedule.

Other/Competing Treatments for Congestive Heart Failure

While some cardiac risk factors such as smoking, high cholesterol, high blood pressure, diabetes and obesity can be controlled with lifestyle changes, the majority of patients with congestive heart failure require additional treatments to help manage their disease. Competing medications for the treatment of congestive heart failure, including diuretics, inotropes, vasodilators and beta-blockers, only focus on single components of the diverse pathways contributing to congestive heart failure. For example, diuretics help the kidneys rid the body of excess fluid, thereby reducing blood volume and the heart’s workload. Inotropes strengthen the heart’s pumping action. Vasodilators, such as ACE inhibitors, cause the peripheral arteries to dilate, making it easier for blood to flow. Beta-blockers slow the heart rate and reduce blood pressure by blocking the effects of adrenalin.

Upon arrival at the emergency department, patients who experience acute episodes of congestive heart failure are typically treated with a combination of oxygen, morphine and intravenous diuretics. A small percentage of patients who receive this initial therapy and do not require admission to the hospital; however, the majority of acute congestive heart failure patients require additional medical intervention and are admitted. Additional acute congestive heart failure treatments may include intravenous administration of inotropes, such as dobutamine, and vasodilators, such as nitroglycerin. While each of these therapies assist in managing acute congestive heart failure, each also has inherent limitations. Inotropes strengthen the contractility of the heart but increase the incidence of cardiac arrhythmias, or irregular heartbeats, and are associated with increased mortality. Intravenously administered nitroglycerin requires careful monitoring and slow dosage increases in small increments, resulting in delays in attaining positive responses in acutely ill patients. Moreover, therapeutically effective doses of intravenous nitroglycerin are:

•	unpredictable from patient to patient;

•	very close to toxic degrees of hypotension; and

•	associated with increased tolerance or loss of effectiveness.

These complications of intravenous nitroglycerin often require the transfer of acute congestive heart failure patients to more costly treatment units within the hospital, such as the cardiac and intensive care units, in order to provide careful patient monitoring.

Natrecor Clinical Trials

We have conducted numerous clinical trials evaluating Natrecor over the past eight years. Approximately 1,000 patients have been treated with Natrecor in 12 trials, including four pivotal efficacy and safety trials. In all of these trials, Natrecor administration has been associated with improved blood circulation and vascular filling pressures in the heart and lungs. Two of the efficacy trials, the VMAC trial, or Vasodilation in the Management of Acute congestive heart failure, and the PRECEDENT trial, or Prospective Randomized Evaluation of Cardiac Ectopy with Dobutamine or Nesiritide Therapy, further demonstrated statistically significant improvement of symptoms in acute congestive heart failure patients.

The VMAC trial.    We began enrollment in our VMAC trial in October 1999 and, in July 2000, completed enrollment of 498 patients hospitalized for acute congestive heart failure in the United States. This trial compared the effects of Natrecor, intravenous nitroglycerin and placebo, when individually added to standard therapy, such as diuretics and inotropes. The primary endpoints were a reduction in pulmonary capillary wedge pressure—a measure of the pulmonary vascular pressure of the heart, reflecting its workload—and improvement of the symptom of shortness of breath. The VMAC trial achieved both of its primary endpoints. Key results of the VMAC trial that were presented in November 2000 at the annual scientific meeting of the American Heart Association include:

•	Natrecor produced a 20% decrease in pulmonary capillary wedge pressure at three hours, most of which occurred in the first 15 minutes, which was significantly better than the 7% decrease in pulmonary capillary wedge pressure at three hours for the placebo group;

•	Natrecor improved shortness of breath significantly better than placebo;

•	Natrecor decreased pulmonary capillary wedge pressure significantly faster and to a greater extent than intravenous nitroglycerin;

•	Natrecor significantly improved breathing in patients receiving placebo plus standard active therapy; in contrast, intravenous nitroglycerin did not significantly improve breathing in patients receiving placebo plus standard active therapy;

•	Natrecor-treated patients had significantly fewer adverse events than either placebo or intravenous nitroglycerin patients;

•	acute congestive heart failure patients experiencing active ischemia, which is impaired blood flow to the heart, showed no significant difference in adverse side effects with respect to Natrecor, compared to placebo or nitroglycerin; and

•	patients receiving Natrecor did not develop tolerance to the drug over time, and consequently, the effects of Natrecor were sustained through 24 hours at the same dosage.

The PRECEDENT trial.    The PRECEDENT trial compared the safety of Natrecor and dobutamine, the most commonly used inotrope treatment for acute congestive heart failure. Key results of the PRECEDENT trial indicated that:

•	Natrecor produced fewer cardiac arrythmias than dobutamine; and

•	use of Natrecor was associated with fewer deaths than the use of dobutamine.

Recent Clinical Trials

The PROACTION trial.    In July 2002, we announced the results of the Prospective Randomized Outcomes Study of Acutely Decompensated Congestive Heart Failure Treated Initially in Outpatients with Natrecor, or PROACTION, trial. In this pilot study, two hundred and thirty seven patients were enrolled and treated in the Emergency Department/Observation Unit at 38 U.S. hospitals. The study was designed to compare the clinical effects, safety profile and economic impact of Natrecor plus standard therapy to placebo plus standard therapy, when administered in the Emergency Department/Observation Unit. Outcomes were assessed over thirty days. The study confirmed that Natrecor could be used safely in the Emergency Department/Observation Unit. Although not statistically significant, results suggest that early use of Natrecor in the Emergency Department/Observation Unit may decrease the rate of initial hospital admissions and re-admissions following initial hospital discharge, versus standard care. These improved clinical outcomes may lead to cost reductions that neutralize the cost of Natrecor when compared to standard care alone.

The FUSION study.    As of September 2002, we have completed the enrollment of 210 patients for the FUSION study, or Management of Patients with Congestive Heart Failure After Hospitalization with Follow Up Serial Infusions Of Natrecor, a multi-center, randomized, open-label pilot study that is being conducted at approximately 40 U.S. sites. The FUSION study was initiated in January 2002. Patients are randomized to receive either their usual long-term cardiac medications, with or without intravenous inotropes, or serial infusions of Natrecor in addition to their usual long-term cardiac medications, excluding intravenous inotropes. All treatment groups have weekly outpatient visits, and Natrecor patients receive infusions for four to six hours at each weekly visit. Patients receive study treatment for 12 weeks, followed by a one-month follow up period. The primary objective of this dose ranging trial is to collect safety and tolerability data on Natrecor with repeated dosing in an outpatient setting. The last visit from the last patient was at the end of January 2003. Data from the FUSION study are expected to be available in the second quarter of 2003.

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

Autoimmune diseases occur when the body’s immune system is abnormally activated against the body. In the case of rheumatoid arthritis, the immune system is activated against joint tissues. White blood cells invade the joint space, and, when activated, produce proteins such as IL-1, TNF and COX-2, which result in pain, swelling and eventual destruction of the affected joints. Other diseases that are worsened by sustained high levels of TNF and IL-1 include inflammatory bowel disease and congestive heart failure. We believe that patients treated with an oral p38 kinase inhibitor could experience a reduction in both the symptoms and the progression of inflammatory diseases since it could inhibit the production of IL-1, TNF and COX-2.

Current Therapy for Autoimmune and Inflammatory Diseases

Currently, there is no cure for, or prevention of, autoimmune disease. Optimal medical management requires the early introduction of therapies in order to prevent the long-term effects of the disease. In the case of rheumatoid arthritis, long-term effects include irreversible joint damage and hypertrophy of joint tissues limiting a patient’s ability to move the affected joints.

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

Within the past four years, inhibition of inflammatory cytokines has become an established treatment for autoimmune disease. In the case of RA, three new protein therapeutics, Enbrel, Remicade and Humira, were introduced to inhibit the effects of TNF. Combined U.S. sales of these agents totaled approximately $2.1 billion in 2002. These treatments have been shown to be effective at arresting the progression of the disease; however, they must be given by injection or infusion on a repeated basis. Resistance to the treatment is also an issue with these new drugs. This is due in part to increasing production by a patient’s immune system of antibodies that neutralize administered proteins.

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

SCIO-469 and SCIO-323: Our p38 Kinase Inhibitors for the Treatment of Inflammatory Diseases

SCIO-469 is a novel oral, small molecule compound designed to inhibit p38 kinase. Oral administration allows for careful dosage adjustment, which may permit the physician to inhibit TNF sufficiently to obtain a useful therapeutic effect without subjecting the patient to the risk of infection associated with complete TNF inhibition.

Pre-clinical Studies.    In preclinical studies of acute and chronic inflammatory arthritis, orally administered doses of SCIO-469 reduced cellular production of COX-2 in a dose-dependent manner and reduced COX-2 and TNF levels in whole blood assays. Statistically significant reductions in inflammation also were observed in animal models of arthritis. In October 2000 and November 2002, we presented preclinical data involving our p38 kinase inhibitors at the annual scientific meeting of the American College of Rheumatology. The study demonstrated that our p38 kinase inhibitors had statistically significant anti-inflammatory effects in both acute and chronic animal models of inflammation.

Clinical Trials.    In January 2001, we completed a Phase Ia clinical trial of SCIO-469 evaluating single oral doses in healthy volunteers. This Phase Ia clinical trial enrolled 30 volunteers. In April 2001, we completed a Phase Ib clinical trial with 20 healthy volunteers in which we evaluated the safety and tolerability of multiple doses of SCIO-469 over a two-week period. Based on the results of these trials, we initiated a Phase IIa clinical trial with rheumatoid arthritis patients in February 2002. This multi-center, randomized, placebo-controlled clinical study will enroll 120 patients who have active rheumatoid arthritis and are receiving methotrexate. The main objective of the study is to evaluate the safety and tolerability of six escalating doses of SCIO-469 in rheumatoid arthritis patients. The study is separated into four treatment groups. The first two treatment groups consist of 40 patients each and evaluate two doses. The final two treatment groups will consist of 20 patients each and will evaluate one dose each. Following the independent safety review of the first four dose groups, we began to enroll patients in the fifth dose group in December 2002. We expect to announce top line results from this study in the second quarter of 2003.

In July 2002, we announced the development of SCIO-323, which we believe to be a more potent second-generation p38 kinase inhibitor that is advancing through preclinical development. In January 2003, we announced that SCIO-323 commenced a Phase I clinical trial in December 2002.

TGF-beta Inhibitor Program

In March 2002, we announced the addition of a new drug candidate that we believe could become the first oral specific inhibitor of TGF-beta. TGF-beta is a multifunctional cytokine, a signaling protein that is produced in a broad range of diseases characterized by unregulated scarring and eventual organ failure. Research has indicated that excessive activation of TGF-beta is involved in the development of scar tissue formation, which is thought to contribute to the progressive loss of function seen in a variety of conditions. Diseases in which TGF-beta may play a role include congestive heart failure, chronic obstructive pulmonary disease, liver cirrhosis and kidney disease. Current therapies for these conditions treat symptoms exclusively or are only modestly effective in slowing disease progression.

We have developed novel and potent small molecule inhibitors that are designed to block activation of the TGF-beta receptor. They have been shown in our preclinical studies to be effective in reducing scar formation or fibrosis when given orally to animals. We expect to advance two lead molecules representing different chemical classes through preclinical development. In July 2002, we announced the lead indication for these compounds will be chronic obstructive pulmonary disease, which refers to a number of chronic lung disorders that restrict normal lung function. The most common forms of chronic obstructive pulmonary disease are chronic bronchitis and emphysema. In December 2002, a lead molecule was nominated to move forward into clinical development.

Strategy

We are focused on developing and commercializing novel pharmaceutical products that address large market opportunities with unmet medical needs, initially in the areas of cardiovascular and inflammatory disease. Key elements of our strategy include:

•	Maximizing the Near-Term Commercial Opportunities for Natrecor. Natrecor is the first drug to be approved by the FDA for the treatment of acute congestive heart failure in over a decade. Since FDA approval of Natrecor in August 2001, we have built a focused 194-person sales force dedicated to establishing Natrecor as the standard of care. In addition, GlaxoSmithKline expects to begin marketing nesiritide in Europe in 2004, subject to receipt of necessary regulatory approvals.

•	Expanding the Commercial Opportunities for Natrecor. We plan to expand the market opportunities for Natrecor including its use in additional clinical settings. In April 2002, we announced that Natrecor has received an Ambulatory Payment Classification passthrough code under the Hospital Outpatient Prospective Payment System from the Centers for Medicare & Medicaid Services. In October 2002, we announced that the Centers for Medicare & Medicaid Services granted a permanent code under the Healthcare Common Procedure Coding System to Natrecor, which allows Medicare reimbursement of Natrecor for use in the physician office setting. This reimbursement code became effective on January 1, 2003. We also plan to pursue additional clinical settings for Natrecor including its use in serial outpatient infusions. For example, in January 2002 we initiated the FUSION study, a multi-center, randomized, open-label pilot study that is being conducted at approximately 40 U.S. sites with 210 patients.

•

Advancing the Development of Our Small Molecule Therapeutics Program.    We plan to continue to add state-of-the-art technologies to enhance our ability to develop small molecule therapeutics in addition to our traditional strengths in developing protein therapeutics. The major advantages of small molecule therapeutics are the potential for oral administration, the ability to adjust dosing to maximize efficacy and minimize toxicity and the ease and cost of manufacturing. SCIO-469, an oral, small molecule inhibitor of p38 kinase that we are developing for the treatment of rheumatoid arthritis, is currently in Phase IIa clinical development. SCIO-323, our second-generation inhibitor of p38 MAP kinase, commenced clinical development in December 2002. In addition, we are pursuing the development of oral small molecule inhibitors of the TGF-beta receptor for a broad range of clinical indications, the first of which will be chronic obstructive pulmonary disease. In December 2002, a lead molecule was nominated to move forward into clinical development.

Marketing and Sales—Natrecor

Natrecor Education

We continue to build awareness for Natrecor among key target audiences through a variety of tactical programs including medical seminars, continuing medical education programs, advisory boards and publications. At December 31, 2002, we had hired 16 Scientific Affairs Managers and a Director of Scientific Affairs who are focused on educating physicians on diseases of the cardiovascular system and building relationships with opinion-leading cardiologists. We continue to identify and develop relationships with physicians and nurses who play a leading role in the diagnosis and treatment of congestive heart failure.

In addition, we launched a nationwide registry to collect and analyze demographic and treatment data about patients hospitalized due to acute congestive heart failure. ADHERE, the Acute Decompensated HEart failure national REgistry, is expected to have a unique database of information on tens of thousands of patients gathered from approximately 300 U.S. hospitals over the next several years. We believe ADHERE will help clinicians better determine factors associated with improved clinical outcomes in acute congestive heart failure, the primary cause of more than one million hospital admissions in the United States each year. ADHERE should also provide comprehensive demographic and treatment data on a wide range of hospitalized heart failure patients. By tracking treatment of these patients over time, we hope to identify optimal treatment strategies and develop comprehensive acute congestive heart failure guidelines.

Sales Force Team

We have a dedicated cardiology and emergency medicine sales force consisting of four director-level positions, 18 Area Business Managers and 172 cardiovascular salespersons. Our management team and sales force have extensive experience and have been involved in the successful commercialization of therapies in the acute care setting. Our current team of 194 persons is the largest sales force solely dedicated to the acute congestive heart failure market.

Group Purchasing Organizations

To enhance our hospital and physician access, we have aggressively pursued contracts with group purchasing organizations. These group purchasing organizations contract for hundreds of member hospitals and, as a group, assist us in gaining access for Natrecor and our cardiovascular specialists in these hospitals. We currently have signed group purchasing organization arrangements with Amerinet, Inc., BroadLane, Inc., Consorta, Inc., Cardinal Health Provider Pharmacy Services, Purchasing Alliance for Clinical Therapeutics and Premier, Inc. In addition to group purchasing organization agreements, Kaiser Permanente has put Natrecor on the formulary for many of its Northern and Southern California hospitals, and we have entered into a purchasing agreement with the U.S. Veteran’s Administration, which allowed Natrecor to be placed on the Federal Supply Schedule.

GlaxoSmithKline Agreement

In March 2002, we finalized a license and supply agreement with GlaxoSmithKline to license nesiritide to GlaxoSmithKline in all European markets. Under the terms of the agreement, GlaxoSmithKline will have the rights to sell and distribute the product for which we received an up-front fee of approximately GB£3.5 million and may receive milestone payments totaling up to an additional GB£11.5 million. In addition, we will receive royalties on future sales of nesiritide in the identified European markets. We will be responsible for the manufacture and supply of bulk product to GlaxoSmithKline. Both companies will work together to continue clinical development of nesiritide in Europe. In September 2002, GlaxoSmithKline submitted a Marketing Authorization Application for nesiritide with the European Agency for the Evaluation of Medicinal Products. GlaxoSmithKline expects to launch nesiritide in Europe in 2004. The up-front fee of GB£3.5 million (which equaled approximately $4.9 million U.S. dollars) which we received in March 2002 has been recorded as deferred contract revenue. As of December 31, 2002, we recognized $0.6 million of the $4.9 million as revenue.

Our Agreement with Innovex

We entered into a sales and marketing agreement with Innovex LP and Innovex Support Services Limited Partnership (collectively, “Innovex”), a subsidiary of Quintiles Transnational Corp., in January 2001, which we later amended in November 2001, in which we agreed through May 31, 2004 to purchase marketing services and lease sales representatives from Innovex. Under the amended agreement, PharmaBio Development, Inc., an affiliate of Innovex, agreed to fund a total of $30.0 million of our sales and marketing costs of Natrecor at set intervals through May 30, 2003, $23.5 million of which has been received through December 31, 2002. In exchange for such funding, PharmaBio earns a declining royalty, up to a maximum amount of $65.0 million, on net sales of Natrecor in the United States and Canada through early 2008. As of December 31, 2002, we have paid $0.9 million in royalties to PharmaBio. We also granted PharmaBio a fully vested warrant to purchase 700,000 shares of our common stock at an exercise price of $20.00 per share, exercisable in seven installments from December 2001 through May 2003. PharmaBio may terminate its future funding commitments in the event Natrecor is withdrawn from the U.S. market or net sales of Natrecor decline in two consecutive quarters. The agreement also grants us the option to assume control of the leased Natrecor sales force from Innovex in June 2003, and we informed Innovex of our intention to assume such control in June 2002. In December 2002, we agreed with Innovex to allow for the immediate conversion of the leased Natrecor sales force to Scios employees. In connection with the conversion of the sales force, we recognized in December 2002 approximately $2.4 million in fees that were otherwise due to Innovex through May 2003. We also agreed to give PharmaBio the ability to immediately exercise the installments of their warrant that otherwise would have become exercisable through May 2003.

Licensing Arrangements with Third Parties

We have licensed some of our product candidates to third parties, who are now responsible for product development. Under these arrangements, we typically receive a combination of up-front payments, milestone payments upon their achievement of scientific and clinical benchmarks and royalties on commercial sales of products by our partners.

BNP

In 1998, we entered into a cross-license agreement with Shionogi & Co., Ltd. under which we granted Shionogi a royalty-free, exclusive license in Japan and a royalty-free, semi-exclusive license outside of Japan to our BNP patent rights for the diagnostic field. We also granted Shionogi a royalty-free, non-exclusive worldwide license to our BNP patent rights for the radioimmunoassay field. In exchange, Shionogi granted us a royalty-bearing, exclusive worldwide license under Shionogi’s BNP patent rights to develop therapeutic products and a royalty-free, non-exclusive license outside of Japan under Shionogi’s BNP patent rights for the diagnostic field. For therapeutic products, we pay royalties on net sales for the life of the patent in countries where Shionogi holds one or more BNP patents. In countries where Shionogi has no issued patent covering BNP, but one or more pending patent applications which cover BNP, we are obligated to pay a reduced royalty on the net sales of our therapeutic products during the pendency of such applications, up to a maximum of four years following commencement of our sales in the country where such applications are pending, after which the royalty obligation shall cease, unless and until the pending applications result in one or more issued claims covering BNP, in which case we would be obligated to pay the full royalty from the date of patent issuance until the expiration or invalidity of the BNP patents in question. Shionogi holds patents relating to BNP in Japan and Europe and has pending patent applications in the United States. The cross-license agreement with Shionogi remains in effect as long as one party still owns BNP patent rights.

We have licensed to Biosite Diagnostics, Inc. and Abbott Laboratories the right to use our patents on BNP for diagnostic purposes. Biosite has developed and is currently marketing a point-of-care diagnostic test for BNP levels in the United States and Europe. This test is used to identify individuals with congestive heart failure or to monitor progression of their disease or their response to treatment. We are currently receiving royalties from Biosite on the sales of their diagnostic products. We also receive periodic milestone payments from Abbott as it continues to develop its BNP diagnostic product.

Fibroblast Growth Factor

In 1982, Biotechnology Research Partners, Ltd., a California limited partnership, was formed primarily to conduct research and experimentation in the field of biotechnology and to develop and produce from genetically engineered micro-organisms or cells new products that have potential pharmaceutical and other commercial applications. Out of this research, fibroblast growth factor (“FGF”) was discovered. FGF is a naturally occurring protein, which stimulates the growth of new blood vessels. In 1988, we licensed the FGF technology to Kaken Pharmaceutical Co., Ltd. In April 2001, Kaken received approval from the Japanese Ministry of Health and Welfare to market an FGF-based product for the treatment of recalcitrant dermal ulcers in Japan. Since the approval of the product in 2001, we have received royalties on sales of FGF-based products by Kaken in Japan. As part of the partnership agreement for Biotechnology Research Partners, Biotechnology Research Partners and Scios share in the royalties from product sales of FGF. The distributions of the royalty payments were approximately 63% to Scios and 37% to the limited partners of Biotechnology Research Partners. Costs and expenses are shared in this same percentage for audit, legal, and general and administrative expenses. Scios R&D, Inc., a wholly owned subsidiary of Scios, owns 100% of BRP, Inc., the general partner of Biotechnology Research Partners. Scios owns approximately 59% of Biotechnology Research Partners and consolidates the results of Biotechnology Research Partners in its financial statements.

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

We have also granted nonexclusive licenses under our FGF patents and technology to Orquest, Inc. for the development of products for the treatment of bone fractures. On January 24, 2003, DePuy AcroMed, Inc., a Johnson & Johnson company, acquired substantially all of the assets of Orquest, Inc. In connection with that acquisition, we agreed to assign the rights and obligations under our license agreement with Orquest to DePuy AcroMed.

We are obligated to make payments to Organon International based on amounts received by us upon commercialization of FGF. Approximately $0.2 million remains to be paid under this obligation, which stems from our 1989 reacquisition of certain FGF rights previously licensed to Organon.

Vascular Endothelial Growth Factor121

VEGF121 is a naturally occurring protein used to stimulate the growth of new blood vessels. In May 1996, we granted a license to GenVec, Inc. for the use of the gene encoding VEGF121 in gene therapy products. GenVec is currently conducting Phase II clinical trials of its BIOBYPASS angiogen, which incorporates the use of our licensed technology. This product is being evaluated to treat coronary artery disease and peripheral vascular disease. We will receive royalties on any future sales of these products.

Glucagon-Like Peptide-1

GLP-1 is a potent peptide that stimulates insulin release when blood sugar levels are above normal. In 1988, we licensed from Massachusetts General Hospital the exclusive use of certain patent applications for GLP-1 and certain analogs upon which we will pay a royalty on any future sales. In 1996, we granted Novo Nordisk A/S an exclusive license to our GLP-1 technology and the additional rights we acquired pursuant to the Massachusetts General Hospital license. We will receive royalties on product sales made by Novo Nordisk. Novo Nordisk is responsible for development activities for GLP-1 and has completed Phase II human clinical trials of a GLP-1 analog that they are developing as a treatment for Type 2 diabetes.

Alzheimer’s Disease

We have concluded separate research collaborations with Eli Lilly & Company and with DuPont Pharmaceuticals Company to develop new therapies for Alzheimer’s disease. The joint research phase of our collaboration with DuPont ended in November 2000. The joint research phase of our collaboration with Eli Lilly ended December 31, 2001. Under the Eli Lilly agreement, we are entitled to receive potential milestone payments if certain events are achieved, and Eli Lilly is entitled to commercialize any resulting products subject to royalty payments to us. Following the DuPont and Eli Lilly collaborations, we have decided to discontinue further substantial research efforts relating to identification and characterization of proteins and biological mechanisms implicated in Alzheimer’s disease.

Drug Delivery Systems

Prior to our acquisition of Nova in 1992, Nova had been developing several drug delivery systems, including the Gliadel implant to treat primary brain cancer. The Gliadel technology was developed pursuant to a license agreement with the

Massachusetts Institute of Technology relating to MIT’s Biodel drug delivery technology. We licensed Gliadel to Guilford Pharmaceuticals Inc. in 1994. Gliadel was approved for marketing in the United States in 1996. We assigned our Biodel license rights back to MIT, which administers the licensing of this technology, including the license with Guilford. We and MIT are receiving royalty and milestone payments under the license agreement with Guilford. We conducted the Gliadel project on behalf of Nova Technology Limited Partnership, the limited partnership that funded Nova’s research and development on these projects. In December 1992, we exercised our option to acquire all interests in Nova Technology Limited Partnership for $20.4 million. We also issued contingent payment rights to all limited partners of the partnership, pursuant to which we are obligated until January 15, 2008 to pay royalties on the sale or license of certain products that were under development by the partnership, including Gliadel.

Psychiatric Sales and Marketing Division

Since 1990, our Psychiatric Sales and Marketing Division had the exclusive right to market certain products in the United States under a licensing agreement with GlaxoSmithKline, including Eskalith and Eskalith CR, Thorazine, Stelazine and Parnate. GlaxoSmithKline was responsible for the manufacture and distribution of these products. As part of our agreement with GlaxoSmithKline, we paid GlaxoSmithKline 40% of our net profits from the sales of these products. We sold the marketing rights back to GlaxoSmithKline and terminated the licensing agreement effective March 31, 2001. We received from GlaxoSmithKline $4.0 million in 2001 and $3.0 million in 2002, and received the final payment of $2.5 million in January 2003.

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

We are focused on diseases of the cardiovascular system, with a particular emphasis on inflammation in both its acute and chronic forms and scarring as a cause of chronic organ failure. Our research has emphasized an emerging family of protein therapeutic targets known as protein kinases. Kinases are naturally occurring intracellular signaling “switches” that work by attaching phosphate groups to other proteins, thereby activating cellular processes controlled by those proteins, including the transcription of new proteins. While the vast majority of protein kinases are engaged in beneficial work on behalf of the cells of the body, medical research over the last decade has clearly demonstrated that cellular pathways abnormally activated by certain kinases contribute to both the symptoms and progression of many diseases. By applying the most advanced technologies available with proprietary methodology, including the development of gene analysis software, we have dedicated ourselves to the identification of kinases participating in diseases within our strategic focus and developing and testing inhibitors of those enzymes for potential therapeutic value. The rapid preclinical and clinical development of our p38 kinase inhibitor, SCIO-469, and our preliminary advances in our TGF-beta program represents the initial success of this innovative approach.

We have expertise in pharmacokinetics, toxicology, drug metabolism and pharmaceutical chemistry to support the development of pre-clinical drug candidates. In addition, we have expertise in the management and generation of good laboratory practices and accredited data, which are required for regulatory dossier submissions to agencies such as the FDA. We are, therefore, able to independently support the development of a drug candidate for clinical testing.

We have established a development team with considerable expertise in clinical development, data management and analysis and regulatory approval. We also engage third-party clinical research organizations, or CROs, under the management and supervision of our clinical development team, to conduct large scale clinical studies.

Our aggregate research and development expense totaled $66.8 million in 2002, $48.1 million in 2001 and $39.3 million in 2000.

Manufacturing and Distribution

Our products are manufactured, packaged and distributed for us by third parties. We entered into an agreement with BioChemie GmbH, a subsidiary of Novartis AG, in Austria for the manufacture of the bulk active pharmaceutical ingredient in Natrecor in November 1995, which was amended and restated in January 2003. Our manufacturing agreement with BioChemie sets minimum and maximum quantities of bulk active pharmaceutical ingredient to be ordered by us each year and over the life of the agreement. The agreement with BioChemie provides for the purchase by us of at least 25 kilograms of bulk solution over an eight-year period beginning after the first delivery of commercialized quantities, at a maximum aggregate price of €31.8 million (which equaled approximately $33.3 million at December 31, 2002). In addition, we have firm orders to purchase six kilograms of bulk solution in each of 2003 and 2004. As of December 31, 2002, the aggregate purchase commitment was 27 kilograms of bulk solution at a maximum price of €36.3 million (which equaled approximately $38.0 million at December 31, 2002). We expect the agreement to run through 2009. BioChemie ships the bulk active pharmaceutical ingredient in powder form to Abbott in McPherson, Kansas, where it is blended, filled and packaged for shipment. Our processing and supply agreement with Abbott was executed in December 1997, runs through December 2004 and automatically renews each calendar year thereafter unless notice is given by either party six months prior to expiration. Abbott ships the finished product to UPS Supply Chain Solutions, Inc., where it is stored for distribution to various wholesalers. We also maintain arrangements with several companies to manufacture our p38 kinase inhibitor compounds and intend to enter into long-term supply relationships if our compounds continue to proceed through development.

We sell finished Natrecor directly to approximately 20 wholesalers through UPS Supply Chain Solutions, Inc., our distributor and inventory manager, based on purchase orders that UPS Supply Chain Solutions, Inc. receives from the various wholesalers. Wholesalers sell Natrecor directly to hospitals. As of December 31, 2002, three wholesalers, AmeriSourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation, accounted for approximately 97% of our total Natrecor sales. We believe that because the ultimate purchasers of Natrecor are hospitals, the loss of any of our wholesaler customers would not have a material impact on sales of Natrecor because other wholesalers would increase their purchases to meet the demand.

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

Scios’ patent portfolio includes 95 issued U.S. patents and 59 U.S. pending patent applications covering its proprietary technology and products. We also own or hold exclusive rights to foreign patents and patent applications corresponding to most of the U.S. patents and patent applications in our portfolio. Our issued patents include patents on Natrecor, certain of our p38 kinase inhibitors, FGF, VEGF121 and GLP-1. Our proprietary position with respect to certain principal products under development is described below. If a patent issues prior to marketing approval, as has been the case with all of our issued patents to date, we can apply for extension of the patent term for a limited period of time to make up for a portion of the patent term lost to the regulatory approval period. The absence of a patent covering products, which we have licensed to third parties, could reduce the royalties due to us under the agreements with those parties.

Natrecor

We have been issued United States, Canadian and European patents covering the endogenous form of Natrecor, human BNP. Our U.S. patents on Natrecor are subject to possible extension due to time taken up in the regulatory approval process. We believe our key patent on Natrecor, which currently expires in May 2009, may be extended to late 2013 or early 2014. Pursuant to a royalty-bearing, exclusive worldwide license granted to us by Shionogi, we also have the exclusive right to develop therapeutic products using BNP under certain patents and applications on BNP originally filed by Daiichi Pharmaceutical Co., Ltd. and subsequently acquired by Shionogi. Shionogi holds patents in Japan and Europe and has pending patent applications in the United States. Although we were granted a Japanese patent on BNP, the patent was revoked in 1998 in an opposition filed against the patent by an unidentified party. The opposition did not challenge the originality of our BNP discovery but based its challenge solely on an interpretation of utility requirements for patentability peculiar to Japanese patent law. We appealed the revocation to the Tokyo High Court. On March 13, 2001, the Tokyo High Court affirmed the revocation. We petitioned the Supreme Court of Japan for the right to appeal the decision of the Tokyo High Court, but our petition was rejected. In June 2002, we were informed by our Japanese counsel that the Supreme Court’s decision precludes further appeals in the Japanese Patent Office. The decision does not affect our patent rights outside of Japan, nor does the revocation impact our ability to exclusively market BNP in Japan insofar as our exclusive license under the patent rights of Daiichi includes several Japanese patents of Daiichi directed to BNP.

p38 Kinase Inhibitors

We have filed a series of patent applications in the United States covering the classes of p38 kinase inhibitors that we have identified. To date, we have been issued three U.S. patents directed to certain of these p38 kinase inhibitors. These patents will expire in 2018, subject to possible extension for FDA regulatory delays. While the classes of small molecule compounds identified by our researchers appear to be unique, we are aware that other companies are also working to develop p38 kinase inhibitor compounds, and have filed patent applications on and received patents covering certain classes of compounds that these competing companies have identified and covering various aspects of identifying such compounds.

TGF-beta inhibitors

Our patent portfolio directed to small molecule kinase inhibitors includes pending and issued U.S. patent applications directed to the TGF-beta inhibitors we have identified, including those we believe have the greatest potential for commercial development. To date we have four issued U.S. patents and two pending applications directed to certain of our TGF-beta inhibitors. The issued patents will expire in 2018, and we expect the pending applications, if issued, to have the same expiration. If we obtain FDA approval to market and sell one or more TGF-beta inhibitors, certain of our patents directed to these compounds may be extended based on a portion of the time required for the regulatory approval process.

FGF

After an interference with The Salk Institute for Biological Studies (“Salk”), we were awarded a U.S. patent on DNA sequences, expression vectors, and microorganisms used in the recombinant production of human basic FGF. Our basic FGF U.S. patent will expire in 2012, and it may be extended for FDA regulatory delays. We also hold European and Japanese patents on human basic FGF. Synergen Inc., now owned by Amgen, Inc., has obtained patents directed to a form of FGF that we believe is different from the form of FGF produced by us. A U.S. patent issued to Salk contains claims directed to substantially pure mammalian basic FGF containing the 146 amino acid sequence of bovine basic FGF or a naturally occurring homologous sequence of another mammalian species. Although we have been advised by counsel that the Salk patent would be invalid if read broadly enough to cover our form of FGF, there is still risk that an assertion of this patent could block our partners’ ability to develop and market human basic FGF in the absence of a license, or if such a license is granted, could reduce the royalty income to us. We opposed Salk’s European patent, which resulted in revocation of the patent. Salk appealed the revocation. In February 2002, the Technical Board of Appeal agreed with the grounds of appeal and entered its decision to maintain the patent as granted. Our European patent was opposed by Chiron and Pharmacia Corporation. Our patent was upheld and both opponents appealed. As a result of our license to Chiron, Chiron, who is also a licensee of Salk, withdrew from the opposition against our European patent, and we have withdrawn from our opposition against the Salk patent.

In March 1994, we obtained a non-exclusive license to make, use and sell FGF under a U.S. patent issued to Harvard University containing claims to purified cationic (basic) FGF. The Harvard patent is based on a patent application having a filing date earlier than the application that formed the basis for the Salk patent. Sublicense rights under this patent are included in the rights granted by us to our FGF licensees, Kaken and Chiron.

VEGF121

Seven isoforms of human VEGF (hVEGF) are known, having 121, 145, 148, 165, 183, 189 and 206 amino acids, respectively. We believe that our researchers were the first to identify, clone and produce by recombinant DNA technology the 121 amino acid form of hVEGF (hVEGF121). hVEGF121 is the only human VEGF isoform known not to bind to heparin. We own two U.S. patents issued in 1993 covering hVEGF121, and in 1996 received a European patent covering this VEGF isoform. Our U.S. patents on VEGF121 will expire in 2010 but may be extended for a portion of the time required for FDA regulatory review. We have patent applications pending in Canada and Japan. Other companies and institutions, including Genentech, Inc., Pharmacia and the Regents of the University of California, hold patents and pending patent applications claiming various isoforms of hVEGF and certain VEGF variants.

Competition

For patients treated with acute congestive heart failure, many therapeutic options are available. Competing drugs fall into three main categories: vasodilators, inotropes and diuretics. Natrecor, approved for marketing in August of 2001, competes against both vasodilators and inotropes in the acute congestive heart failure market. Many of the currently marketed drugs are available in generic formulation and have an associated low cost. In addition, milrinone, an inotrope promoted by Sanofi-Synthelabo, lost patent protection in May 2002. Natrecor has been priced above the cost of these existing drugs, which may harm our competitive position relative to these drugs. The higher cost of Natrecor may prevent us from being able to compete effectively with these long-standing existing forms of therapy.

New drugs in development for the treatment of acute congestive heart failure would compete with Natrecor if approved by the FDA or other regulatory agencies. Tezosentan, a non-selective endothelin receptor antagonist, is being developed by Actelion Ltd. (“Actelion”). Actelion has completed Phase II clinical trials with Tezosentan as a vasodilator for the treatment of acute congestive heart failure and has recently announced its intent to begin Phase III trials in the first quarter of 2003. Based on the results of the Phase II clinical trials, Actelion announced in September 2002 that it intends to proceed with a Phase III trial with Tezosentan to evaluate mortality and morbidity benefits. In addition, we understand that Abbott is in Phase III development of Simdax, a calcium sensitizer described as an inotrope.

We are aware of several pharmaceutical and biotechnology companies that are actively developing or have commercialized products addressing the same disease indication as our p38 kinase inhibitor. Current commercial competition for rheumatoid arthritis treatments include generic methotrexate, the injectible TNF inhibitors such as Centocor Inc.’s Remicade (Centocor is a subsidiary of Johnson & Johnson), Amgen’s Enbrel and its injectible interleukin-1 inhibitor, Kineret (anakinra), and Abbott’s Humira, an anti-TNF antibody. In addition, competition will result from the most often prescribed drugs to treat rheumatoid arthritis, the non-steroidal anti-inflammatory drugs such as ibuprofen and the COX-2 inhibitors such as Pharmacia’s Celebrex and Merck & Co, Inc.’s Vioxx. These drugs are palliative only and do not reverse or prevent the progression of the disease.

In addition, we are aware of pharmaceutical and biotechnology companies that are specifically developing p38 kinase inhibitors for treating rheumatoid arthritis. In 2001, Vertex Pharmaceuticals Inc. suspended the development of its lead oral p38 kinase inhibitor compound indicated for rheumatoid arthritis. Vertex initiated clinical trials with two back-up compounds during 2002. Phase I trials for their lead back-up p38 kinase inhibitor are expected to be completed in 2003. Boehringer Ingleheim is currently in Phase II trials with their lead p38 kinase inhibitor in Europe for the treatment of rheumatoid arthritis. In February 2003, Amgen announced the clinical development of AMG548, a p38 MAP kinase inhibitor used to interdict the inflammation cascade. Many of these companies, including Amgen, Boehringer Ingleheim and Vertex, possess both greater access to capital and research and development resources. We may be unable to compete effectively with any of these development projects. If we are successful in developing our own p38 kinase inhibitor compound we may face intense competition.

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

Government Regulation

Pharmaceutical drugs are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and promotion of the products under the Federal Food Drug and Cosmetic Act of 1938, as amended, and other statutes. The process required by the FDA before a new drug may be marketed in the United States generally involves the following: completion of preclinical laboratory and animal testing; submission of an investigational new drug application, which must become effective before clinical trials may begin; performance of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug products’ intended use; and approval by the FDA of a new drug application, or an NDA.

Human clinical trials are typically conducted in three sequential phases that may overlap. These phases generally include the following: Phase I during which the drug is introduced into healthy human subjects or, on occasion patients, and is tested for safety, dose tolerance, metabolism and pharmacokinetics; Phase II during which the drug is introduced into a limited patient population to determine the efficacy of the product for specific targeted diseases, to determine dosage tolerance and optimal dosage and to identify possible adverse effects and safety risks; and Phase III during which the clinical trial is expanded to a larger, and more diverse patient group in geographically dispersed clinical trial sites to further evaluate clinical efficacy, optimal dosage and safety. The sponsor, the FDA and the Institutional Review Board at each institution at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk. In some circumstances, there may be additional clinical trials, Phase IV trials, conducted following approval of the drug. Sometimes these trials are required by the FDA as a condition of approval.

The results of product development, preclinical animal studies and human studies are submitted to the FDA as part of the NDA. The NDA also must contain extensive manufacturing information. The FDA may approve or disapprove the NDA if applicable FDA regulatory criteria are not satisfied or it may require additional clinical data. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-market regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, Phase IV studies, to monitor the effect of approved products or investigate new populations, new indications or label enhancement, and, under certain circumstances, may limit further marketing of the product based on the results of these post-market studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy criminal fines and civil penalties, impose prison terms or debarment, suspend or delay issuance of approvals, seize or recall products and withdraw approvals.

Facilities used to manufacture drugs are subject to periodic inspection by the FDA and other authorities where applicable, and must comply with the FDA’s Good Manufacturing Practice regulations. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal action, such as suspension of manufacturing, seizure of product or recall of a product. Such findings may also result in personal liability for corporate officials. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

With respect to post-market product advertising and promotion, the FDA imposes regulations on entities that advertise and promote pharmaceuticals. Certain types of promotional activities require pre-clearance by the FDA. Other types of activities which are regulated include, among others, off-label promotion, industry sponsored scientific and educational activities, direct-to-consumer advertising, and promotional activities involving the Internet. The FDA has very broad enforcement authority under the Federal Food Drug and Cosmetic Act, and failure to abide by these regulations can result in penalties including the issuance of a warning letter directing a company to correct deviations from the FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and federal civil and criminal investigations and prosecutions. Many of the states have similar regulations and penalties for their violation.

We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, various regulatory agencies have broad regulatory and enforcement powers. Depending upon the activity, enforcement powers can include the ability to levy fines and civil penalties, any one or more of which could harm our business. If any of the data produced by laboratories is found to be not in compliance with the applicable standards and regulations, the FDA may refuse to consider it as part of an application, and this could cause us to perform the experiments again, delaying our product development and approval process. Additionally, before any of our products may be marketed in foreign countries, they are subject to pre- and post-market regulation similar to that required in the United States.

Employees

We had 509 full-time employees as of December 31, 2002 as follows:

Sales Representatives and Management deployed in the field	189
Sales Operations and Marketing	28
Research and Development	220
General and Administrative	72

Total	509

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

Risks Related to the Proposed Acquisition by Johnson & Johnson

Failure to complete the merger with Johnson & Johnson could negatively impact our stock price and future business and operations.

If the merger with Johnson & Johnson is not completed for any reason, we may be subject to a number of material risks, including the following:

•	if the merger agreement is terminated, we may be required in specific circumstances related to the receipt of superior acquisition proposals to pay a termination fee of $70.0 million to Johnson & Johnson; and

•	we must pay certain of our expenses related to the merger, including substantial legal, accounting and financial advisory fees, even if the merger is not completed. This could affect our results of operations and cash liquidity and potentially our stock price.

Some customers may, in response to the announcement of the merger, delay or defer purchasing decisions, which could affect our revenues. Similarly, current and prospective employees may experience uncertainty about their future role with Johnson & Johnson until Johnson & Johnson’s strategies with regard to our company are announced or executed. This may adversely affect our ability to attract and retain key management, research and development, manufacturing, sales and marketing and other personnel. Further, if the merger agreement is terminated and our board of directors determines to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent or more attractive price than that which would have been paid in the merger with Johnson & Johnson.

We believe that the price of our common stock is based in large part on the price that Johnson & Johnson has agreed to pay for our shares of common stock.

Prior to the completion of the merger and unless the merger agreement with Johnson & Johnson is terminated, we believe that the price of our common stock will continue to be determined in part by the expectation that the merger will be completed and that our common stockholders will receive $45 for each outstanding share of our common stock.

Risks Related to Ongoing Operations

We have a history of losses, expect to operate at a loss for the foreseeable future and may never be profitable.

We may not be able to achieve or earn a profit in the future. We began operations in December 1981, and since that time, with the sole exception of 1983, we have not earned a profit on a full year basis. Our losses have historically resulted primarily from our investments in research and development. We had a net loss of $88.1 million for the year ended December 31, 2002, and as of December 31, 2002, we had an accumulated deficit of approximately $562.0 million.

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

Natrecor may not continue to gain market acceptance among physicians, patients, healthcare payers and the medical community. We will need to educate doctors and other healthcare professionals about the safety and clinical efficacy of Natrecor and its potential advantages over other treatments. The degree of market acceptance of Natrecor will also depend on a number of factors, including:

•	the degree of clinical efficacy and safety;

•	cost-effectiveness of Natrecor;

•	its advantage over alternative treatment methods;

•	reimbursement policies of government and third party payers; and

•	future approval of competitive drugs, which work better or are safer.

Sales of Natrecor represented approximately 96% of our revenues for the year ended December 31, 2002. Natrecor is the only product that we are currently marketing and our other product candidates are only in early stages of development. If market acceptance of Natrecor is limited, our revenues will suffer and we may not generate sufficient funds to meet our operating and capital requirements.

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

We rely on third parties for the manufacture of Natrecor bulk drug substance and final drug product for clinical and commercial use. BioChemie is responsible for manufacturing the bulk active pharmaceutical ingredient of Natrecor and Abbott Laboratories is responsible for blending, filling and packaging Natrecor, and if they encounter problems in these processes, our revenues from future sales of Natrecor could decrease. In addition, we understand that Abbott is in late stage clinical trials for Simdax, which if approved, would compete with Natrecor for the treatment of acute congestive heart failure. Natrecor is manufactured using industry-accepted recombinant manufacturing techniques, which uses genetically engineered bacteria to produce a desired protein product. Although the use of genetically engineered bacteria has been approved for production of many other medicines, it must be conducted under strict controls and tight timelines. Natrecor is subject to strict quality control testing during all phases of production and prior to its release to the market. Any quality control testing failures could lead to a reduction in the available supply of Natrecor. BioChemie depends on outside vendors for the timely supply of raw materials used to produce Natrecor. In the event BioChemie needs to change or add an outside vendor, a regulatory filing may be necessary. The filing and approval process for the new vendor may take substantial time. We depend on these third parties to perform their obligations effectively and on a timely basis. If these third parties fail to perform as required, our ability to deliver Natrecor on a timely basis would be impaired. In addition, in the event of a natural disaster, equipment failure, power failure, strike or other difficulty, we may be unable to replace our third-party manufacturers in a timely manner and would be unable to manufacture Natrecor to meet market needs.

From time to time changes will be made in the process used by BioChemie to manufacture the bulk active pharmaceutical ingredient used in Natrecor or in the process used by Abbott to blend, fill and package the final drug product. Depending on the extent of these changes, we may need to obtain prior approval from the FDA to sell Natrecor that was manufactured or blended using the changed processes, and if such approval is denied or delayed, our ability to deliver Natrecor could be impaired. We believe that changes made by BioChemie in 2002 and 2003 to the process for manufacturing the bulk active pharmaceutical ingredient may require us to obtain prior approval from the FDA to sell Natrecor incorporating the bulk active pharmaceutical ingredient manufactured after those changes were made.

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

New drugs in development for the treatment of acute congestive heart failure would also compete with Natrecor if approved by the FDA or other regulatory agencies. Tezosentan, a drug which targets both receptors of endothelin, a naturally occurring hormone thought to be damaging to the heart during congestive heart failure, is being developed by Actelion Ltd. Actelion has completed Phase II clinical trials with Tezosentan for the treatment of acute congestive heart failure and has recently announced its intent to begin Phase III trials in the first quarter of 2003. Based on the results of the Phase II clinical trials, Actelion announced in September 2002 that it intends to proceed with a Phase III trial with Tezosentan to evaluate mortality and morbidity benefits.

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

We are aware of several pharmaceutical and biotechnology companies that are actively developing or have commercialized products addressing the same disease indication as our p38 kinase inhibitor. Current commercial competition for rheumatoid arthritis treatments include generic methotrexate, the injectible TNF inhibitors such as Centocor’s Remicade (Centocor is a subsidiary of Johnson & Johnson), Amgen’s Enbrel and its recent launch of an injectible interleukin-1 inhibitor, Kineret, and Abbott’s Humira, an anti-TNF antibody. In addition, competition will result from the most often prescribed drugs to treat rheumatoid arthritis, including the non-steroidal antiinflammatory drugs such as ibuprofen and the COX-2 inhibitors such as Pharmacia’s Celebrex and Merck’s Vioxx.

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

If we fail to gain approval for Natrecor in international markets, our market opportunities will be limited.

We have not yet obtained marketing authorization for the use of Natrecor in foreign countries, and we may not be able to obtain any international regulatory approvals for Natrecor. If we fail to obtain those approvals or if such approvals are delayed, the geographic market for Natrecor would be limited.

The success of nesiritide in European markets is highly dependent on obtaining European approval and our licensing agreement with GlaxoSmithKline for marketing, promotion and sales activities.

In March 2002, we entered into an agreement with GlaxoSmithKline in all European markets. Under the terms of the agreement, GlaxoSmithKline has the rights to sell and distribute nesiritide for which we have received an up-front fee and may receive milestone payments, in addition to future royalties on net sales of nesiritide in the identified European markets. Accordingly, our revenue from sales of nesiritide in Europe will be highly dependent on GlaxoSmithKline’s ability to effectively market and sell nesiritide. We will be responsible for the manufacture and supply of bulk active pharmaceutical ingredient to GlaxoSmithKline.

In September 2002, GlaxoSmithKline submitted a Marketing Authorization Application for nesiritide with the European Agency for the Evaluation of Medicinal Products. If GlaxoSmithKline receives the necessary approvals, GlaxoSmithKline expects to launch nesiritide in Europe in 2004. However, while the clinical data used to support the FDA submission are expected to be adequate for European approval, further clinical trials may be necessary and adverse results from such additional trials could result in a failure to receive European approval. Even if additional trials are successful, a requirement to conduct further clinical trials would delay the launch of nesiritide in Europe, which may result in lower than anticipated revenues.

The companies intend to conduct a health outcomes trial, commencing in 2003, which the companies hope to use to enhance market acceptance of nesiritide in major European countries. The health outcomes trial could affect the price at which nesiritide will be sold. We cannot assure you that a preferred price for nesiritide will be obtained and that market acceptance of nesiritide will be achieved.

We will require a partner to market and commercialize Natrecor and our other product candidates in international markets.

We plan to partner with other companies for the sale of Natrecor outside of the United States and Europe, and our other product candidates outside of the United States. We cannot assure you that we will be able to enter into such arrangements on favorable terms or at all. In addition, partnering arrangements could result in lower levels of income to us than if we marketed our products entirely on our own. In the event that we are unable to enter into a partnering arrangement for Natrecor outside of the United States and Europe, or our other product candidates in international markets, we cannot assure you we will be able to develop an effective international sales force to successfully market and commercialize those products. If we fail to enter into partnering arrangements for our products and are unable to develop an effective international sales force, our revenues would be limited.

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

Our revenues and expenses have fluctuated significantly in the past. This fluctuation has in turn caused our operating results to vary significantly from quarter to quarter and year to year. We expect the fluctuations in our revenues and expenses to continue, and thus, our operating results should also continue to vary significantly. These fluctuations may be due to a variety of factors including:

•	our success in selling Natrecor;

•	the timing and realization of milestone and other payments from our corporate partners;

•	developments related to the pending merger with Johnson & Johnson;

•	the timing and amount of expenses relating to our research and development, product development and manufacturing activities; and

•	the extent and timing of costs related to our activities to obtain patents on our inventions and to extend, enforce and/or defend our patents and other rights to our intellectual property.

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

While we are not dependent upon any one key employee, the loss of a significant number of scientific, clinical research or management personnel could harm our business. Our ability to pursue the development of our current and future product candidates depends largely on retaining the services of our existing personnel and hiring additional qualified scientific personnel to perform research and development. We also rely on personnel with expertise in clinical testing, government regulation, manufacturing, sales and marketing. Attracting and retaining qualified personnel will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. In addition, we may be disadvantaged in our attempts to attract and retain personnel by the fact that we have announced the proposed merger with Johnson & Johnson. Failure to retain our key scientific personnel or to attract additional highly qualified personnel could delay the development of our product candidates and harm our business. In addition, other than with Richard Brewer, our President and Chief Executive Officer, we do not have employment agreements with any of our key employees, and we do not have key person insurance policies with any of our key employees.

Other than Natrecor, our product candidates are at early stages of development, and if we are unable to develop and commercialize these product candidates successfully, we will not generate revenues from these products.

We face the risk of failure normally found in developing biotechnology products based on new technologies. Successfully developing, manufacturing, introducing and marketing our early-stage product candidates, including SCIO-469, SCIO-323 and our inhibitors of TGF-beta, will require at least several years and substantial additional capital.

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

In order to obtain regulatory approval for the commercial sale of any of our product candidates, we must conduct both preclinical studies and human clinical trials. These studies and trials must demonstrate that the product is safe and effective for the clinical use for which we are seeking approval. In the first quarter of 2002, we began Phase IIa clinical trials of our lead p38 kinase inhibitor small molecule compound, SCIO-469. The results of these or other clinical trials that we may conduct in the future may not be successful. Adverse results from our current or any future trials would harm our business. We also face the risk that we will not be permitted to undertake or continue clinical trials for any of our product candidates in the future. Even if we are able to conduct such trials, we may not be able to satisfactorily demonstrate that the products are safe and effective and thus qualify for the regulatory approvals needed to market and sell them. Results from preclinical studies and early clinical trials are often not accurate indicators of results of later-stage clinical trials that involve larger human populations.

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

Some of the above provisions may also have possible anti-takeover effects, which may make an acquisition of us by a third party more difficult, even if such an acquisition could be beneficial to our stockholders. In addition, our certificate of incorporation also authorizes us to issue up to 20,000,000 shares of preferred stock in one or more different series with terms to be determined by our board of directors at time of issuance. As of December 31, 2002, an aggregate of 71,053 shares of preferred stock had been designated for issuance as Series A or Series B preferred stock by the board of directors and 4,991 shares of Series B preferred stock were issued and outstanding. Issuance of other shares of preferred stock could also be used as an anti-takeover device.

Our substantial indebtedness could harm our financial condition and prevent us from fulfilling our obligations under the convertible subordinated notes.

At December 31, 2002, we had total indebtedness of $188.5 million, including indebtedness under our $150.0 million of convertible subordinated notes due 2009. This significant indebtedness could have important consequences to us. For example, it could:

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

The completion of the merger with Johnson & Johnson will constitute a change of control under the indenture governing our convertible subordinated notes.

Item 2.    PROPERTIES

Our primary facilities are currently located in Sunnyvale, California. We lease a 52,000 square feet office building in Sunnyvale, California, pursuant to two leases, which both expire on August 31, 2008. We also lease three neighboring office buildings with office space totaling 57,100 square feet, which expire between August 2003 and December 2003. In addition, we lease a warehouse in Mountain View, California that expires in 2003. In August 2002, we entered into two 15-year leases for two buildings in Fremont, California, totaling approximately 190,000 square feet. The Fremont facilities will become our new corporate headquarters. The Fremont leases expire in 2017 and may be extended for two five-year terms at our option.

Item 3.    LEGAL PROCEEDINGS

We are involved in legal proceedings in the normal course of business, and do not expect such proceedings to have a material adverse effect on our business.

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTER

Price Range of Common Stock

Since our initial public offering in 1983, our common stock has traded on the NASDAQ National Market under the symbol “SCIO”. The table below sets forth the high and low sales prices as reported by NASDAQ for our common stock during the last eight quarters. The prices appearing in the tables below reflect over the counter market quotations, which reflect inter-dealer prices, without retail markups, markdowns or commissions, and may not represent actual transactions.

	Common Stock
	FY 2002		FY 2001
	High	Low	High	Low
Q1	$31.80	$19.18	$23.88	$12.50
Q2	32.98	23.74	30.50	19.50
Q3	32.75	21.91	23.95	13.44
Q4	$34.35	$24.00	$29.00	$16.15

Dividend Policy

We have never declared or paid cash dividends on our common stock or preferred stock. We do not intend to declare or pay any cash dividends on our common stock or preferred stock in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

Holders of Common Stock

As of March 5, 2003, there were approximately 3,348 record holders of our common stock.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated historical information has been derived from the audited consolidated financial statements of Scios. The financial information as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 are derived from audited consolidated financial statements included in this Annual Report on Form 10-K. The financial information as of December 31, 2000, 1999 and 1998 and for each of the two years in the period ended December 31, 1999 are derived from audited financial statements not included in this report. The following Selected Consolidated Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year ended December 31,
Statement of operations data:	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Revenues (1)	$111,242	$47,345	$12,624	$28,355	$44,668
Loss from operations	(76,235)	(65,176)	(42,372)	(24,333)	(11,991)
Other income (expense) net	(11,681)	3,006	(147)	4,283	11,102
Net loss	(88,106)	(62,497)	(42,522)	(20,064)	(2,363)
Net loss per common share:
Basic and diluted	$(1.90)	$(1.47)	$(1.12)	$(0.53)	$(0.06)
Pro forma effect of adopting SAB 101:
Net loss	N/A	N/A	N/A	$(916)	$(21,511)
Basic and diluted net loss per share	N/A	N/A	N/A	$(0.02)	$(0.57)

	December 31,
Balance sheet data:	2002	2001	2000	1999	1998
	(in thousands)
Cash and marketable securities (2)	$172,018	$129,316	$71,531	$100,712	$97,311
Working capital	16,518	18,411	13,057	1,706	8,083
Total assets	245,319	156,178	88,669	118,272	138,829
Long term obligations	159,624	15,479	39,095	42,866	34,573
Stockholders’ equity	$6,596	$81,148	$18,045	$42,787	$74,926

(1)	As reclassified for Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”
(2)	Excludes restricted marketable securities (current and non-current) of $24.2 million in 2002, which is the collateral for the first six scheduled interest payments of our $150.0 million convertible subordinated notes. See Note 10 of Notes to Consolidated Financial Statements.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, including the related notes, contained elsewhere in this Annual Report on Form 10-K. The following discussion also contains forward-looking statements about our plans, objectives and future results. These forward-looking statements are based on our current expectations, and we assume no obligation to update this information. Realization of these plans and results involves risks and uncertainties, and our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to those set forth under “Risk Factors” in this Annual Report on Form 10-K.

Overview

We are a biopharmaceutical company that discovers, develops and markets novel treatments for cardiovascular and inflammatory diseases. On August 13, 2001, we launched Natrecor (nesiritide) following FDA approval of Natrecor for the treatment of acutely decompensated congestive heart failure. In addition to Natrecor, we have two focused research and development product programs, p38 kinase and TGF-beta. Our first program is directed to the development of inhibitors of p38 kinase, an enzyme responsible for increased production of various proteins that cause inflammation. SCIO-469, our first compound designed to inhibit this enzyme, is targeted for the treatment of rheumatoid arthritis and is currently in clinical development. SCIO-323, our second-generation inhibitor of p38 kinase, commenced clinical development in December 2002. Our second product program is directed to the development of inhibitors of TGF-beta, a signaling protein that is implicated in a broad range of diseases characterized by unregulated scarring and eventual organ failure. We are currently in preclinical development for compounds designed to inhibit this protein. In July 2002, we announced that the lead indication for these compounds will be chronic obstructive pulmonary disease.

Proposed Acquisition by Johnson & Johnson

On February 10, 2003, Scios and Johnson & Johnson entered into a definitive agreement under which Johnson & Johnson will acquire Scios in a cash for stock exchange. Under the terms of the agreement, Scios common stockholders will receive $45.00 for each outstanding share of Scios common stock and Scios Series B preferred stockholders will receive $4,500.00 for each outstanding share of Scios preferred stock. The boards of directors of Johnson & Johnson and Scios have approved the transaction. The transaction is expected to close in the quarter ending June 30, 2003 but is subject to a number of conditions including, among other things, adoption of the merger agreement by our stockholders, and various regulatory approvals and clearances, including those under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Results of Operations

Years ended December 31, 2002, 2001, and 2000

Revenues

Product Sales.    Total product sales were $107.3 million, $30.1 million and none for the years ended December 31, 2002, 2001 and 2000. The increase of $77.2 million in 2002 was due to increased sales of Natrecor, which was approved by the FDA in August 2001, from $14.1 million in 2001 to $107.3 million in 2002, partially offset by the reduction of a $15.9 million one-time sale of bulk FGF to Kaken following the approval of Fiblast Spray in Japan. We believe that our wholesaler customers started to build Natrecor inventory at the end of the fourth quarter of 2002 through the first quarter of 2003 in anticipation of a price increase in the second quarter of 2003. As a result, our product sales may be temporarily affected in the second quarter of 2003.

Research and Development Contracts and Royalties.    Research and development contract revenues and royalties were $3.9 million, $4.8 million and $5.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. In 2002, research and development contract revenues and royalties primarily consisted of $1.6 million of royalties from Biosite on sales of diagnostic tests for BNP levels, $0.9 million of royalties from Kaken on sales of Fiblast Spray in Japan, $0.6 million of recognized deferred contract revenue related to the GlaxoSmithKline commercialization agreement and $0.8 million of other contract revenues and royalties. In 2001, contract revenues primarily reflected our research collaboration agreements with Eli Lilly of $3.0 million, royalty on sales of Fiblast Spray in Japan by Kaken of $0.2 million, BNP license fees and royalties from Abbott Laboratories and Biosite of $0.9 million and other royalties of $0.7 million. In 2000, research and development contract revenues and royalties included $3.6 million related to the research collaboration agreements with Eli Lilly, $0.6 million related to the research collaboration agreement with Dupont Pharmaceuticals Corporation,

$0.6 million from Biosite on sales of diagnostic tests for BNP levels, $0.4 million of royalties from GenVec, $0.2 million of royalties from Kaken on sales of Fiblast Spray in Japan and $0.3 million of other royalties. The decrease of research and development contract revenues and royalties from $4.8 million in 2001 to $3.9 million in 2002 was primarily due to the end of our research collaboration agreement with Eli Lilly in December 2001, partially offset by increased royalties from Kaken and Biosite. The decrease from $5.7 million in 2000 to $4.8 million 2001 was primarily due to the end of our research collaboration agreement with DuPont Pharmaceutical Company, effective November 2000.

Revenues from collaborative agreements tend to fluctuate based on the status of projects under collaboration and the achievement of milestones. Due to the nature of our collaborative agreement revenues, results in any one year are not necessarily indicative of results to be achieved in the future. Our ability to generate additional collaborative agreement revenues may depend, in part, on its ability to initiate and maintain relationships with potential and current collaborative partners. There can be no assurance that such relationships will be established or that current research and development contract revenues will not decline.

Psychiatric Product Sales and Co-Promotion Commissions.    Psychiatric product sales and co-promotion commissions for the years ended December 31, 2002, 2001 and 2000 were none, $3.1 million and $6.9 million, respectively. The decrease of $3.8 million from 2000 to 2001 was primarily due to the sale of marketing rights for certain psychiatric products to GlaxoSmithKline and the termination of the license agreement in March 2001. At the same time, we dissolved our Psychiatric Sales and Marketing Division, or PSMD, and deployment of the PSMD sales force. We have not had any product sales and co-promotion commissions from psychiatric products after the sale of marketing rights for these products to GlaxoSmithKline.

Gain on Sale of Marketing Rights.    Commencing in the fourth quarter of 2000, we solicited and received bids regarding the sale of our exclusive marketing rights for certain GlaxoSmithKline psychiatric products sold by us. The marketing rights were eventually sold to GlaxoSmithKline. The marketing rights were originally licensed from GlaxoSmithKline under a 1990 licensing agreement. In order to effect the sale, the licensing agreement was terminated effective March 31, 2001, and we received from GlaxoSmithKline $4.0 million in 2001 and $3.0 million in 2002 and received the final payment of $2.5 million in January 2003. We recognized a gain on the sale of the marketing rights of $9.4 million related to the sale in 2001.

Costs and Expenses

Cost of Product Sales.    Cost of product sales were $6.4 million, $1.9 million and none for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in cost of product sales from $1.9 million in 2001 to $6.4 million in 2002 was primarily due to increased sales volume of Natrecor. Cost of Natrecor sales consist primarily of third-party product manufacturing and distribution costs, manufacturing overheads and royalties on a cross license agreement with Shionogi. All costs associated with the manufacture of Natrecor bulk drug product and finished products to which title transferred to us prior to FDA approval, on August 13, 2001, was expensed as research and development.

Research and Development.    Research and development expenses were $66.8 million, $48.1 million and $39.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The $18.7 million increase from 2001 to 2002 was mainly attributable to higher clinical expenses related to Natrecor, higher research and clinical expenses related to our p38 kinase inhibitor program, higher pre-clinical development expenses for our TGF-beta program and increased headcount in research and development. The $8.8 million increase from 2000 to 2001 was primarily due to increased expenses related to our p38 kinase inhibitor program, TGF-beta program and Natrecor programs.

Below is a summary of these costs by major project (in millions).

	2002	2001	2000
Natrecor	$26.9	$22.5	$19.2
p38 Kinase Inhibitors	27.6	17.5	11.8
TGF-beta	5.3	3.7	2.8
Alzheimer’s	—	1.9	2.3
FGF	—	—	0.2
Other research	7.0	2.5	3.0

Total Research and Development	$66.8	$48.1	$39.3

We spent $26.9 million on Natrecor in 2002. The cost in 2002 was primarily for clinical development of Natrecor to expand the market opportunities of the drug. Future costs are unknown, as we will continuously develop other therapeutic uses of Natrecor for acute congestive heart failure and FDA approval of clinical study programs is difficult to estimate. We have spent approximately $156.9 million in research and development expenses on the development of Natrecor since the program began in 1988.

We spent $27.6 million on the p38 kinase inhibitors program in 2002. The cost in 2002 was primarily for the development of SCIO-469, our first compound designed to inhibit this enzyme, for the treatment of rheumatoid arthritis and, to a lesser extent, for the research of SCIO-323, our second-generation inhibitor of p38 kinase. We are currently in a Phase IIa clinical trial of SCIO-469 and we recently started a Phase I trial for SCIO-323. The cost to complete the research and development for SCIO-469 and SCIO-323 is unknown because they are new clinical candidates. This program is highly dependent on FDA approval of the clinical study programs and ultimate FDA approval to market the drug. We have spent approximately $61.5 million in research and development expenses since the program began in 1998.

We spent $5.3 million in the TGF-beta program in 2002. The cost to complete the research for TGF-beta is unknown because it is a new clinical candidate and we have spent approximately $14.1 million in research and development expenses since the program began in 1998. We have not commenced human clinical trials and this program is highly dependent on FDA approval for clinical studies and ultimate FDA approval to market the drug.

We spent $7.0 million in 2002 in other research expenses. Other research expenses represent costs associated with general research that is not directly chargeable to a project. We expect these costs to continue as we identify new candidates to enter clinical trials.

We expect substantial expenses in the research and development area during the next several years. We are unable to predict the level of spending until near the end of the various programs because of the uncertainty of FDA approval of clinical study programs.

Selling, General and Administrative.    Selling, general and administrative expenses were $114.2 million, $62.5 million and $16.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase of $51.7 million from 2001 to 2002 was due to an increase in sales commissions and overall selling and marketing expenses associated with higher sales of Natrecor and the addition of general and administrative staff to support the growth of the Company. Sales and marketing expenses in 2002 include the cost of a 189-person sales force and management team, the addition of a sales operations group, the commissions to the sales force on Natrecor sales, the expenses of promotional and marketing programs, and costs of establishing and maintaining the ADHERE Registry, a nationwide registry to collect and analyze demographic and treatment data about patients hospitalized due to acutely decompensated heart failure. The increase of $45.8 million from 2000 to 2001 was primarily due to sales and marketing expenses to launch Natrecor and the addition of general and administrative staff to support the increase in overall headcount. Sales and marketing expenses in 2001 include the building of a marketing infrastructure, the cost of a 188-person sales force and management team, the commissions to the sales force on Natrecor sales, and the expenses of promotional and marketing programs.

Restructuring Credits.    We incurred a restructuring charge in 1999 of $6.4 million resulting from a corporate reorganization, which included the closure of our Mountain View manufacturing facility and a 30% reduction in our workforce. All restructuring activities were complete by the end of the second quarter of 2000, leaving a remaining balance of $1.0 million in the restructuring reserve. This unused reserve primarily resulted from changes in the estimates of the cost of workforce reductions and the gain on the sale of excess capital assets that were unanticipated. The reserve was credited to restructuring expense in the second quarter of 2000.

Other Income (Expense).    Net other income (expense) was $(11.7) million, $3.0 million and $(0.1) million for the years ended December 31, 2002, 2001 and 2000, respectively. The $14.7 million decrease from 2001 to 2002 was principally due to higher interest expense of $13.5 million and lower interest income of $0.9 million. The increase in interest expense was mainly due to $10.9 million of interest expense recognized in connection with the sales and marketing agreement with Innovex, and $3.3 million of interest expense on the $150.0 million of convertible notes issued in August 2002. Interest expense recognized in connection with the Innovex sale and marketing agreement reflects the 2002 royalty obligation to PharmaBio, an affiliate of Innovex. See Note 10 of Notes to Consolidated Financial Statements for details of the funding from PharmaBio. The decrease in interest income was the result of lower average interest rates. The $3.1 million increase from 2000 to 2001 was largely due to lower interest expense of $1.0 million, realized gains on sales of marketable securities of $1.0 million and a decrease in other expense of $1.1 million. Interest expense was lower in 2001 due to a lower debt balance and lower interest rates on the Genentech debt. See Note 10 of Notes to Consolidated Financial Statements for details regarding the Genentech debt. The decrease in other expense was largely due to the write off and investment value adjustments for securities in Neurocine Biosciences, Inc. and GenVec in 2000.

Liquidity and Capital Resources

To date, our operations and capital requirements have been financed primarily with the proceeds of public and private sales of common stock and preferred stock, convertible subordinated notes, research and development partnerships, collaborative agreements with pharmaceutical firms, product sales and investment income. Excluding $24.2 million of restricted marketable securities, our combined cash, cash equivalents and marketable securities (both current and non-current) totaled $172.0 million at December 31, 2002.

On August 5, 2002, we completed the sale of $150.0 million of 5.5% convertible subordinated notes due August 15, 2009 through a private placement to qualified institutional buyers. Interest on the notes is payable semi-annually. The notes are unsecured except for the first six scheduled interest payments due on the notes. We pledged a portfolio of approximately $24.0 million in U.S. government securities as collateral for the first six scheduled interest payments due on the notes. These marketable securities plus interest earned are included in the consolidated balance sheet as restricted marketable securities. Upon a change in control, we may be required, at the option of the note holders, to repurchase all or a portion of the notes at the principal amount plus accrued interest in cash, Scios common stock or a combination of cash and Scios common stock. We have the option to redeem all or a portion the notes between August 19, 2005 and August 14, 2009 at declining redemption prices ranging from 103.14% to 100.79% of the original principal amount plus accrued interest. The notes are convertible at the option of the holders into shares of Scios common stock at any time prior to redemption, repurchase or maturity initially at a conversion price of $39.30. In August and September of 2002, we used $34.1 million of the proceeds to pay off outstanding debt and accrued interest due to Genentech. We intend to use the remaining amount for general corporate purposes.

In January 2001, we entered into a sale and marketing alliance with Innovex, a subsidiary of Quintiles, which we later amended in November 2001. As part of the agreement, PharmaBio, an affiliate of Innovex, agreed to fund a total of $30.0 million of our costs to launch Natrecor at set intervals through May 30, 2003. The agreement also grants us the option to assume control of the Natrecor sales force from Innovex in June 2003, and we informed PharmaBio and Innovex of our intention to assume such control in June 2002. Of the $30.0 million funding from PharmaBio, we received $23.5 million through December 31, 2002 and will receive the remaining $6.5 million over the first five months of 2003. As part of the funding agreement, we pay PharmaBio a declining royalty, up to a maximum of $65.0 million, on net sales of Natrecor in the United States and Canada through early 2008. As of December 31, 2002, we have paid PharmaBio $0.9 million in royalties. We also granted PharmaBio a fully vested warrant to purchase 700,000 shares of Scios common stock at an exercise price of $20.00 per share. These warrants are exercisable beginning December 2001 through May 2003. Subject to certain conditions, PharmaBio may include the shares it acquires upon exercise of the warrant in future registration statements filed by us and may require us to file up to two registration statements to register those shares at PharmaBio’s expense. In December 2002, we agreed with Innovex to allow for the immediate conversion of the leased Natrecor sales force to Scios employees. In connection with the conversion of the sales force, we recognized in December 2002 approximately $2.4 million in fees that were otherwise due to Innovex through May 2003. We also agreed to give PharmaBio the ability to immediately exercise the installments of their warrant that otherwise would have become exercisable through May 2003.

In March 2002, we finalized an agreement with GlaxoSmithKline to license nesiritide to GlaxoSmithKline in all European markets. Under the terms of the agreement, GlaxoSmithKline has the rights to sell and distribute the product for which we received an up-front fee of GB£3.5 million and may receive milestone payments of up to an additional GB£11.5 million. In addition, we will receive royalties on future sales of nesiritide in the identified countries. The GB£3.5 million (which equaled approximately $4.9 million U.S. dollars) we received in March 2002 has been recorded as deferred contract revenue. We will be responsible for the manufacture and supply of bulk active pharmaceutical ingredient to GlaxoSmithKline. The companies will work together to continue clinical development of nesiritide in Europe. In September 2002, GlaxoSmithKline submitted a Marketing Authorization Application for nesiritide with the European Agency for the Evaluation of Medicinal Products. GlaxoSmithKline expects to launch nesiritide in Europe in 2004.

We lease four facilities in Sunnyvale, California with agreements that expire between 2003 and 2008. In addition, we lease a warehouse in Mountain View, California that expires in 2003. In August 2002, we entered into two lease agreements, which expire in August 2017, to lease two buildings totaling 190,000 square feet in Fremont, California as our new corporate headquarters. We plan to move our operations in the Sunnyvale facilities to the new Fremont headquarters, and we expect the move to be completed by the end of 2003. While most of our current leases expire in December 2003, we have two leases that expire in 2008. We are in the process of evaluating our future needs of these two leases totaling 52,000 square feet. The company also has operating leases covering certain laboratory and computer equipment.

We entered into a long-term supply agreement with BioChemie for the supply of bulk Natrecor in November 1995, which was amended and restated in January 2003. Under the amended and restated supply agreement, Scios is obligated to purchase at least 25 kg of bulk solution over an eight-year period after the first delivery of commercialized quantities, at a maximum price of €31.8 million (which equaled approximately $33.3 million at December 31, 2002). In addition, we have firm orders to purchase six kilograms of bulk solution in each of 2003 and 2004. As of December 31, 2002, the aggregate purchase commitment to this manufacturer was 27 kg of bulk solution at a maximum price of €36.3 million (which equaled approximately $38.0 million at December 31, 2002).

We have a $7.5 million promissory note with Chiron due on December 31, 2006. The note and related interest will be forgiven if Fiblast is approved by the FDA in the United States before December 31, 2006.

Net cash used in operating activities of $60.9 million in 2002 was primarily due to net loss of $88.1 million, partially offset by accrued interest expense of $13.6 million, depreciation of $5.3 million, amortization of debt discount of $2.5 million and increases in net operating assets and liabilities of $5.8 million. Net cash used in operating activities of $69.3 million in 2001 was primarily attributable to the loss of $62.5 million and decreases in net operating assets and liabilities of $13.4 million, partially offset by depreciation of $3.6 million, accrued interest expense of $2.8 million and allowance for bad debt of $0.1 million. For 2000, net cash used in operating activities amounted to $34.6 million. This was primarily attributable to the net loss for the year of $42.5 million, partially offset by accrued interest expense of $3.8 million and depreciation of $3.7 million.

Net cash used in investing activities of $97.4 million in 2002 was mainly due to purchases of marketable securities of $209.1 million, purchase of restricted marketable securities $24.0 million to collateralize the first six interest payments for the subordinated convertible notes and purchases of property and equipment of $5.3 million, partially offset by sales/maturities of marketable securities of $141.0 million. Net cash used in investing activities of $7.6 million in 2001 consisted of purchases of marketable securities of $401.2 million and purchases of property and equipment of $5.5 million, partially offset by sales/maturities of marketable securities of $399.0 million. Net cash provided in investing activities was $20.6 million in 2000 and consisted of sales/maturities of marketable securities of $63.8 million, partially offset by purchases of marketable securities of $41.8 million and purchases of property and equipment of $1.3 million.

Net cash provided by financing activities of $132.2 million in 2002 was primarily attributable to the net proceeds from the issuance of subordinated convertible notes of $144.8 million after deducting payments for debt issue costs of $5.2 million, the funding from the PharmaBio commercialization agreement of $13.5 million and the issuance of common stock of $14.4 million through the exercise of employee stock options under our option plans and the employee stock purchase plan, partially offset by the repayment of the Genentech loan and accrued interest of $34.1 million, purchases of treasury stock under our stock buyback program of $5.6 million and the payments to PharmaBio under the commercialization agreement of $0.9 million. Net cash provided by financing activities of $131.9 million in 2001 was due to the net proceeds from the issuance of common stock through an equity offering of $112.8 million after deducting payments for issuance costs of $8.0 million, proceeds from the issuance of common stock of $9.2 million through the exercise of employee stock options under our option plans and employee stock purchase plan, a payment from PharmBio of $10.0 million under the Innovex agreement, the collection of stockholders notes receivable of $0.4 million, partially offset by repurchases of Scios stock of $0.4 million. Net cash provided by financing activities of $5.7 million for 2000 was mainly due to the proceeds from the issuance of common stock of $10.5 million through the exercise of employee stock options, partially offset by payment of notes receivables from stockholders of $0.3 million and the payment of notes payable to Genentech of $4.6 million.

We expect our existing cash, cash equivalents and marketable securities, proceeds from existing collaborations, our agreement with PharmaBio, our marketing agreement with GlaxoSmithKline and revenues from sales of Natrecor will enable us to maintain our current and planned operations for at least the next twelve months. In the event we need additional financing for the operation of our business, including the commercialization of our products currently under development, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects and the general condition of the financial markets. We cannot assure you that we will be successful in obtaining collaborative agreements, or in receiving milestone and/or royalty payments under those agreements, that our existing cash and marketable securities resources will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

Contractual Obligations.    The following summarizes our approximate current contractual obligations as of December 31, 2002:

	Amounts Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(in thousands)
Operating Lease Obligations	$3,476	$8,255	$8,775	$39,308	$59,814
Long-Term Debt Obligations(1)	35,772	53,280	29,896	166,500	285,448
Manufacturing Purchase Obligations(2)	9,670	13,405	7,469	7,469	38,013

Total	$48,918	$74,940	$46,140	$213,277	$383,275

(1)	Long-term debt obligations include:

a.	5.5% convertible subordinated notes with an aggregate principal amount outstanding of $150.0 million due in 2009. Accrued interest is $8.5 million due in one year, $16.5 million due in one to three years and $16.5 million due in four to five years. Principal amount and accrued interest due after five years is $166.5 million. The notes are convertible at the option of the holders into shares of Scios common stock at any time prior to redemption, repurchase or maturity at a current conversion price of $39.30.

b.	Royalty obligation of up to $64.1 million to PharmaBio, an affiliate of Innovex, in connection with the Innovex sales and marketing agreement. Royalty obligation due to PharmaBio is $27.3 million in less than one year and $36.8 million in one to three years.

c.	Note payable and accrued interest of $13.4 million due to Chiron in 2006.

(2)	Manufacturing purchase obligations reflect the 2003 and 2004 firm orders and the minimum purchase commitments at December 31, 2002 to BioChemie per the BNP manufacture and supply agreement, as amended and restated on January 2, 2003.

Related Party Transactions

At December 31, 2002, we had a note receivable from one officer in the amount of $120,000 bearing interest at 10.0% per annum. This loan with an original principal amount of $150,000 will be forgiven in five equal installments ending in January 2006 based on the continued employment of the officer and is collateralized by the officer’s residence. In January 2002, the first installment of the loan in the amount of $30,000 was forgiven. The loan was granted in connection with a housing subsidy for the officer to live in California.

In April 2002, we received the repayment of a note receivable from one officer in the amount of $280,040. In July 2002, a note receivable from another officer in the amount of $16,666 was forgiven based on the continued employment of the officer. At December 31, 2002, there was no outstanding balance remaining on these notes.

We have non-interest bearing loans to two employees in the aggregate amount of $196,000. These loans will be forgiven in five equal installments ending in November 2004 and October 2006 based on the continued employment of the employees and are collateralized by each employee’s residence.

We also have a loan to one employee in the amount of $15,000 bearing interest at 6.5% per annum. This loan is due in April 2003. These employee loans were granted in connection with housing subsidies for the individuals to live in California.

Income Taxes

Due to the losses incurred by the Company and the related net operating loss carryforwards available to the Company, the Company did not record income tax expense except for state income tax expense in 2002, 2001 and 2000. At December 31, 2002, we had federal and state net operating loss carryforwards of approximately $507.5 million and $95.6 million, respectively. We also had federal and state research tax credit carry-forwards of approximately $15.6 million and $11.0 million, respectively. The federal net operating loss and other tax credit carry-forwards will expire at various dates beginning in the year 2003 through 2022, if not used. Our state net operating loss and other tax credit carry-forwards will expire at various dates beginning in the year 2004, if not used. These net operating loss and other tax credit carry-forwards provide an additional source of liquidity only to the extent that profitable operations are achieved prior to the expiration of the carry-forward periods. The use of losses generated through the date of our 1992 merger with Nova Pharmaceuticals Corporation may be subject to substantial annual limitations due to the “ownership change” provisions of the Internal Revenue Code of 1986.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We recognize revenue from product sales when there is pervasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the same period that the related product sales are recorded based upon analyses of historical discounts, rebates and returns. We maintain an accounts receivable allowance for an estimated amount of losses that may result from customer’s inability to pay for product purchased. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have established a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We account for income taxes under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe that the adoption of FIN 45 will not have a material impact on Scios’ financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of EITF 00-21 will not have a material impact on Scios’ financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using that fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We believe that the adoption of SFAS 148 will not have a material impact on Scios’ financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating the impact, if any, that the adoption of FIN 46 will have on Scios’ financial position or results of operations.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. In the normal course of our business, we employ established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency values.

Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio and our long-term debt. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. Marketable securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. However, through our money manager, we maintain management control systems to monitor interest rate risk. The risk management control systems use analytical techniques as well as other procedures to review interest rate risk. Assuming a hypothetical interest rate decrease during the quarter ended December 31, 2002 of 10%, the fair value of our total investment portfolio as of December 31, 2002 would have potentially incurred a loss of approximately $199,000.

We pledged a portfolio of approximately $24.0 million in U.S. government securities as collateral for the first six scheduled interest payments due on the convertible subordinated notes. These securities are classified as held-to-maturity and are recorded on the balance sheet at amortized cost.

As of December 31, 2002, we had cash and cash equivalents of $32.2 million, marketable securities of $139.8 million and restricted marketable securities of $24.2 million. Overall average duration to maturity for all cash and marketable securities is 0.8 years with 32% of the portfolio under one year and the remaining 68% between one and five years. The average interest rate earned on the portfolio was 2.5%. At December 31, 2002, the portfolio was broken down by the following investment categories: corporate securities 14%, government securities 42%, mortgages 3%, money market 20% and asset-backed securities 21%.

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

Our exposure to foreign currency fluctuations is currently limited to our supply contract for bulk active pharmaceutical ingredient in Natrecor, which is denominated in the Euro; the GlaxoSmithKline agreement, which is denominated in the

British Pound; and the royalty income from sales of Fiblast spray by Kaken, which is denominated in the Japanese Yen. Changes in the exchange rate between the Euro and the U.S. dollar could adversely affect our manufacturing costs. Changes in the exchange rate between the British Pound and U.S. dollar could adversely affect our milestone and future royalty payments. Changes in the exchange rate between the Japanese Yen and U.S. dollar could adversely affect our future royalty payments. All of our other contracts are denominated in U.S. dollars. Exposure to foreign currency exchange rate risk may change over time as our business evolves and our products are introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements appearing on page 52 of this Form 10-K.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The members of the board of directors and the executive officers of the Company are, and certain information about them as of March 7, 2003 is, as follows:

Name	Age	Position

Richard B. Brewer	51	President, Chief Executive Officer and Director
George F. Schreiner, M.D., Ph.D.	53	Vice President, Research and Chief Scientific Officer
David W. Gryska	46	Senior Vice President, Finance and Chief Financial Officer
Patricia A. Baldwin, Ph.D.	47	Vice President, Quality and Product Development
Julie N. Blanchard	44	Vice President, Human Resources
Matthew R. Hooper	45	Vice President and General Counsel
Darlene P. Horton, M.D.	41	Senior Vice President, Clinical Research and Medical Affairs
Jane A. Moffitt	50	Vice President, Regulatory Affairs
Laura L. Simon, M.D.	38	Vice President, Corporate Planning and Development
Randall St. Laurent	42	Vice President, Sales and Marketing
Donald B. Rice, Ph.D.	63	Chairman of the Board of Directors
Samuel H. Armacost	63	Director
Charles A. Sanders, M.D.	70	Director
Solomon H. Snyder, M.D.	64	Director
Burton E. Sobel, M.D.	65	Director
Eugene L. Step	74	Director

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

George F. Schreiner, M.D., Ph.D., joined us in January 1997 as Vice President, Cardiorenal Research. He became our Vice President, Research and Chief Scientific Officer in August 2000, responsible for leading our research group. From 1992 until January 1997, Dr. Schreiner was with CV Therapeutics, Inc., a biopharmaceutical company, as Vice President, Medical Science and Pre-clinical Research. From 1980 to 1992, Dr. Schreiner served on the faculties of Harvard Medical School and Washington University School of Medicine. Dr. Schreiner received an A.B. in Psychology/Sociology from Harvard College, an M.D. from Harvard Medical School and a Ph.D. in Immunology from Harvard University.

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

Julie Nicholson Blanchard joined us in December 2002 as Vice President, Human Resources. From October 1999 to November 2002, she provided Human Resources consulting services to clients in the Medical Device, Software and Electronics industries. From August 1998 to October 1999 she was the Vice President of Human Resources for Skyway Freight Systems, a transportation and logistics company. From September 1996 to June 1998 she was the Vice President of Human Resources for Heartport, Inc, a medical device company. From July 1989 to March 1996 she was the Vice President of Human Resources for GEC Plessey Semiconductors. Ms. Nicholson Blanchard received a B.A. degree in General Humanities from Santa Clara University.

Matthew R. Hooper joined us in October 2000 as Senior Patent Counsel in which he handled all intellectual property matters for the Company. In October 2001, Mr. Hooper became Vice President, General Counsel of Scios and currently oversees all legal aspects of the Company’s operations. From November 1999 to September 2000, Mr. Hooper was senior counsel in the litigation group of Jones Day Reavis and Pogue in Chicago. From 1994 to 1999, he held the position of counsel at Abbott Laboratories in its patent and trademark department. Before joining Abbott, Mr. Hooper served as a patent attorney at Amoco Corporation from 1985 through 1994, and an associate attorney in private practice in Chicago from 1982 through 1985. He received his J.D. from Northwestern University Law School and his B.S. degree in Chemistry from LaSalle University.

Darlene P. Horton, M.D., joined us in July 1996 and is responsible for directing and managing our clinical research programs and all post-marketing development programs and functions. In August 2000, Dr. Horton was appointed our Vice President, Medical Affairs and in March 2003, Dr. Horton was promoted to Senior Vice President, Clinical Research and Medical Affairs. Dr. Horton is a board certified Pediatric Cardiologist and continues to serve on the clinical faculty at the University of California, San Francisco. Dr. Horton received a B.S. in Microbiology and an M.D. from the University of Florida in Gainesville and completed her fellowship in Pediatric Cardiology at UCSF’s Cardiovascular Research Institute.

Jane A. Moffitt joined Scios in August 2001 as Vice President of Regulatory Affairs and is responsible for overseeing all aspects of the Company’s regulatory operations. In her previous position from December 1999 to February 2001, Ms. Moffitt served as Vice President, Regulatory Affairs and Quality Assurance of Cygnus, Inc., a medical device company. Prior to Cygnus, from March 1998 to December 1999, Ms. Moffitt ran her own consulting business, advising numerous medical device and biotechnology companies on regulatory affairs and quality assurance. Before that, she served as Vice President, Worldwide Regulatory Affairs, at Collagen Corporation from January 1997 to March 1998 and as Vice President, Regulatory Affairs/Quality Assurance at Amsco International, Inc. from January 1993 to January 1996. She came to Amsco from Allergan, Inc., where she was Assistant General Counsel and Director of Regulatory Affairs. She received her B.S. degree from Dickinson College in Carlisle, Pa., and her J.D. from the Dickinson School of Law. She earned her LL.M. in Trade Regulation from the New York University School of Law through the Food & Drug Law Institute Fellowship Program.

Laura Simon, M.D. joined us in November 2000 as an Associate Director of Corporate Planning and Development. She became the Director of Corporate Planning and Development in November 2001, Senior Director of Corporate Planning and Development in July 2002 and Vice President, Corporate Planning and Development in November 2002. Dr. Simon graduated from medical school in May 1998, interned in Transitional Medicine at Presbyterian St. Luke’s Hospital in Denver, Colorado from June 1998 to June 1999 and was a resident in Diagnostic Radiology at Harvard Medical School’s Brigham & Women’s Hospital in Boston, Massachusetts from July 1999 to July 2000. Prior to and while attending medical school, Dr. Simon did bench research with Nobel Laureate Thomas R. Cech, Ph.D. at the University of Colorado School of Medicine in the biochemistry field from 1993 to 1995. Previously, Dr. Simon has worked as a Management Information Consultant for Andersen Consulting and as a Sales Engineer for IBM. Dr. Simon received a B.A. in Economics from Mills College and an M.D. from the University of Colorado School of Medicine.

Randall St. Laurent joined us in March 2001 as an Area Business Director. He was promoted to Vice President, Sales in November 2002 and became our Vice President, Sales and Marketing in March 2003. From September 1999 to March 2001,

Mr. St. Laurent was the Executive Director of Field Operations for Transkaryotic Therapies, Inc., a biotechnology company. From December 1987 to September 1999, Mr. St. Laurent worked at Genentech where he held several sales positions, including Regional and Division Manager. Mr. St. Laurent received a B.S. degree in Business Administration from Ohio State University.

Donald B. Rice, Ph.D., has served on our Board of Directors since 1997 and was elected our Chairman of the Board in November 1998. Since December 1996, Dr. Rice has served as the President, Chief Executive Officer and director of Agensys, Inc., a private biopharmaceutical company, where he also serves as Chairman of the Board since February 2002. Previously, he served Teledyne, Inc., as President, Chief Operating Officer and a director from 1993 to August 1996, the U.S. Department of Defense as Secretary of the Air Force from 1989 to 1993, and The RAND Corporation as President and Chief Executive Officer from 1972 to 1989. He was also Assistant Director of the Office of Management and Budget, The White House. Dr. Rice is a member of the board of directors of Wells Fargo & Company, Vulcan Materials Company, Unocal Corporation and Amgen, Inc.

Samuel H. Armacost has served on our Board of Directors since 1995. Since July 1998, Mr. Armacost has been Chairman of the Board of Directors of SRI International. From 1990 to 1998, he was a Managing Director of Weiss, Peck & Greer, LLC, an investment firm. He was a Managing Director of Merrill Lynch Capital Markets from 1987 to 1990, and was President, Chief Executive Officer and a director of BankAmerica Corporation from 1981 to 1986. Mr. Armacost is a member of the board of directors of ChevronTexaco Corporation, Del Monte Foods Company and Exponent, Inc., a science and engineering consulting company. In addition, Mr. Armacost is on the board of directors of the James Irvine Foundation and the Advisory Board of the California Academy of Sciences, and he is a member of The Business Council.

Charles A. Sanders, M.D., has served on our Board of Directors since 1997. He served as Chief Executive Officer of Glaxo Inc. from 1989 to 1994, and was Chairman of its board of directors from 1992 to 1995. He also served on the board of directors of Glaxo plc. Previously, he held a number of positions at Squibb Corporation, a multinational pharmaceutical corporation, including Vice Chairman, Chief Executive Officer of the Science and Technology Group and Chairman of the Science and Technology Committee of its board of directors. Dr. Sanders is a member of the board of directors of Genaera Corporation, a biopharmaceutical company, Vertex Pharmaceuticals Incorporated, Edgewater Technologies, an internet consulting company, Trimeris, Inc., a drug discovery company, Pharmacopeia Inc., a drug discovery company, Genentech, Inc., Cephalon, Inc., a pharmaceutical company, and Biopure Corporation, a pharmaceutical company.

Solomon H. Snyder, M.D., has served on our Board of Directors since 1992. Dr. Snyder is Director of the Department of Neuroscience and Distinguished Service Professor of Neuroscience, Pharmacology and Molecular Sciences and Psychiatry at The Johns Hopkins University, where he has been a faculty member since 1966. Dr. Snyder received the Albert Lasker Award for Basic Biomedical Research and Honorary Doctor of Science degrees from Northwestern University, Georgetown University, Ben Gurion University, Albany Medical College and the Technion University of Israel. Dr. Snyder received the Wolf Award in Medicine from the government of Israel for research relating to receptors. Dr. Snyder is a member of the National Academy of Sciences and a Fellow of the American Academy of Arts and Sciences, and of the American Philosophical Society. Dr. Snyder is also the author of numerous articles and several books. Dr. Snyder is a founder and a director of Guilford Pharmaceuticals Inc.

Burton E. Sobel, M.D., has served on our Board of Directors since 1996. Dr. Sobel is Physician-in-Chief, E.L. Amidon Professor and Chair of the Department of Medicine at The University of Vermont College of Medicine since 1994. From 1973 to 1994, Dr. Sobel was Professor of Medicine at Barnes Hospital, Washington University and Director of its Cardiovascular Division. Dr. Sobel has been a consultant to and served on scientific advisory boards of several pharmaceutical and biotechnology companies, served as a director of Squibb Corporation from 1986 to 1989 and is also a member of the Board of Directors of Fletcher Allen Healthcare. Dr. Sobel has been the recipient of numerous awards, including the American Heart Association’s James B. Herrick Award and its Scientific Council’s Distinguished Achievement Award, as well as the American College of Cardiology’s Distinguished Scientist Award. Dr. Sobel has been the editor of Circulation and, since 1989, has served as editor of Coronary Artery Disease . His memberships and fellowships include the American College of Physicians, Royal Society of Medicine, American Heart Association, American College of Cardiology and Fellowship and Council membership in the American Association for the Advancement of Science.

Eugene L. Step has served on our Board of Directors since 1993. From 1956 until he retired in 1992, Mr. Step was employed by Eli Lilly and Company, most recently as Executive Vice President, President of the Pharmaceutical Division, where he was responsible for U.S. pharmaceutical operations and for the operations of Eli Lilly International. In addition, Mr. Step served on Eli Lilly’s board of directors and Executive Committee. Mr. Step was Chairman of the Board of Directors of the

Pharmaceutical Manufacturers Association and President of the International Federation of Pharmaceutical Manufacturers Associations. He is a member of the board of directors of Cell Genesys, Inc., a biopharmaceutical company, Guidant Corporation and Ceregen, Inc., a biopharmaceutical company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors, executive officers and holders of more than ten percent (10%) of the Company’s Common Stock (“10% Holders”) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and 10% Holders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

The Company believes that during the fiscal year ended December 31, 2002, its Directors, executive officers and 10% Holders complied with all Section 16(a) filing requirements, except that: (i) a Form 4 for the acquisition of 500 shares by Dr. Baldwin that was filed late; and (ii) a Form 4 for the indirect acquisition of 1,000 shares by Dr. Simon that was filed late. In making this statement, the Company has relied upon the written representations of its Directors, executive officers and certain other reporting persons.

Item 11.    EXECUTIVE COMPENSATION

Executive Compensation

The following table discloses compensation received by the Company’s Chief Executive Officer and each of its four other most highly compensated executive officers at December 31, 2002 for the fiscal years ended December 31, 2002, 2001 and 2000.

Summary Compensation Table

	Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)(1)		Restricted Stock Awards ($)(2)		Securities Underlying Stock Options (#)	All Other Compensation ($)(3)

Richard B. Brewer President, Chief Executive Officer and Director	2002 2001 2000	$460,000 460,000 400,000		$500,000 400,000 400,000			— — —	100,000 100,000 —	$6,538 3,000 6,077

David W. Gryska Senior Vice President, Finance and Chief Financial Officer	2002 2001 2000	267,750 255,000 232,336		180,000 145,000 100,000			— — —	40,000 35,000 100,000	4,961 3,000 3,750

George F. Schreiner, M.D., Ph.D. Vice President, Research and Chief Scientific Officer	2002 2001 2000	262,500 250,000 207,291	(4)	225,000 645,000 100,000	(4)	$	— — 311,000	40,000 30,000 110,000	4,923 49,780 34,443	(5) (5)

Darlene P. Horton, M.D. Senior Vice President, Clinical Research and Medical Affairs	2002 2001 2000	240,000 225,000 175,327		140,000 280,000 123,000			— — —	30,000 20,000 60,000	29,763 19,667 24,052	(6) (6) (6)

Randall St. Laurent Vice President, Sales and Marketing	2002 2001 2000	163,193 123,846 —		123,000 133,086 —			— — —	62,500 50,000 —	308,225 21,600 —	(7) (7)

Thomas Feldman Former Vice President, Sales and Marketing	2002 2001 2000	212,250 199,680 192,000		100,000 110,500 60,000			— — —	40,000 25,000 15,000	136,385 67,157 58,000	(9) (8) (8)

(1)	Bonus amounts represent the value of awards under the Company’s Employee Incentive Plan. Awards to executive officers under this plan are determined annually by the Management Development and Compensation Committee.
(2)

On September 9, 1998, Mr. Brewer received 100,000 shares of common stock valued on the grant date at $5.96875 per share upon becoming President and Chief Executive Officer. One-half of the shares vested on September 9, 1999, the first anniversary of his employment, triggering an income tax withholding obligation of $73,206.25 which was paid by Mr. Brewer. One-half of the shares vested on September 9, 2000, the second anniversary of his employment, with a similar tax obligation paid at that time by Mr. Brewer using the proceeds of a one-year loan of $179,466 from the Company that bore interest at the rate of 6.30% and was repaid in full in 2001. The aggregate value of such shares on December 31, 2002 was $3,258,000. Mr. Gryska received 40,000 shares of common stock on August 8, 1999, valued on the grant date at $3.8125 per share. One-fourth of such shares vested on August 9, 2000, and the remaining shares vested on August 9, 2002. The aggregate value of such shares on December 31, 2002 was $1,303,200. In August 2000, Dr. Schreiner received 40,000 shares of common stock valued on the grant date at $7.75 per share that vested on February 3, 2001, triggering an income tax withholding obligation paid at that time by Dr. Schreiner using the proceeds of a one-year loan of $280,041 from the Company that bore interest at the rate of 5.18%. In February 2002, the Company extended the maturity date of the loan to February 28, 2003 and this amount was paid in full in 2002. The aggregate value of such shares on December 31, 2002 was $1,303,200. No dividends will be paid by the Company with respect to the restricted stock awards.

(3)	Consists of Company matching contributions under the 401(k) Profit Sharing Plan and Trust, which was established in 1986, and unused vacation time redeemed for cash (Mr. Brewer, $3,077 in 2000 and $3,538 in 2002; Mr. Gryska, $750 in 2000 and $1961 in 2002; Dr. Schreiner, $1,443 in 2000 and $1,923 in 2002; Dr. Horton, $4,385 in 2000 and $10,096 in 2002; and Mr. Feldman, $9,157 in 2001 and $26,385 in 2002). Under the 401(k) Plan, each year the Company has made matching contributions of 100% of participant contributions, up to a maximum of $3,000 per participant per plan year. Employee contributions are at all times 100% vested. The Company’s contributions vest based on years of service: 0% for less than one year; 25% for one but less than two years; 50% for two but less than three years; and 100% for three or more years. Federal tax laws impose an overall limit on the amount that may be contributed by participants each year under 401(k) plans.
(4)	Dr. Schreiner was promoted to Vice President, Research and Chief Scientific Officer in August 2000 at an annual salary of $235,000, and, at the time of his promotion, the Company agreed to make a one-time cash award of $500,000, which was paid to him in 2001.
(5)	Includes loan forgiveness of $30,000 in 2000 and $30,000 in 2001 under a loan extended to Dr. Schreiner when he joined the Company, which replaced a loan extended by his former employer. For 2001, this total also includes $16,780 paid by the Company for expenses and taxes on improvements to his personal residence relating to the installation of a high-speed computer access telephone connection.
(6)	Includes loan forgiveness of $16,667 in each of 2000, 2001 and 2002 under a housing assistance loan extended to Dr. Horton in 1999.
(7)	Mr. St. Laurent was promoted to Vice President, Sales in November 2002 and became our Vice President, Sales and Marketing in February 2003. His annual salary was increased to $200,000 in November 2002, and, at the time of his promotion, the Company agreed to pay him a relocation allowance of $300,000. In 2002, other compensation also includes a car allowance of $5,225. In 2001, other compensation for Mr. St. Laurent includes a one-time cash award of $15,000 when he joined the Company as an Area Business Director in March 2001 and a car allowance of $3,600.
(8)	Includes loan forgiveness of $55,000 in each of 2000 and 2001 under a housing assistance loan extended to Mr. Feldman in 1995.
(9)	Mr. Feldman resigned his position as the Vice President, Sales and Marketing in November 2002 and the Company agreed to make a severance payment of $107,000 to Mr. Feldman in January 2003.

Stock Option Grants and Exercises

In the Company’s efforts to recruit the best available talent in a competitive labor market, the Company grants stock options to provide equity incentives. The Company currently grants stock options under the 1992 Equity Incentive Plan and the 1996 Non-Officer Stock Option Plan.

The following table provides certain information on stock options granted to the executive officers named in the Summary Compensation Table, in the fiscal year ended December 31, 2002.

Options Grants in 2002

	Number of Securities Underlying Option	% of Total Options Granted to Employees in Fiscal	Exercise or Base Price Per Share	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Granted (#)	Year	($/Sh)	Date	5% ($)	10% ($)

Richard B. Brewer	100,000	3.8%	$22.00	2/4/12	$1,383,568	$3,506,233
David W. Gryska	40,000	1.5%	22.00	2/4/12	553,427	1,402,493
George F. Schreiner, M.D., Ph.D.	40,000	1.5%	22.00	2/4/12	553,427	1,402,493
Darlene P. Horton, M.D.	30,000	1.2%	22.00	2/4/12	415,070	1,051,870
Randall St. Laurent	12,500	0.5%	22.00	2/4/12	172,946	438,279
Randall St. Laurent	50,000	1.9%	29.73	11/4/12	934,852	2,369,098
Thomas Feldman	40,000	1.5%	22.00	2/4/12	553,427	1,402,493

(1)	The potential realizable value is based on the assumption that the price of the common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the end of the ten-year option term. The numbers are calculated based on requirements promulgated by the Securities and Exchange Commission, which did not reflect the Company’s estimate of future stock price growth.

Aggregated Option Exercises in 2002 and 2002 Year-end Option Values

The following table sets forth certain information with respect to options exercised and options held at December 31, 2002 by the executive officers named in the Summary Compensation Table.

	Shares		Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-the-Money Options at December 31, 2002 ($)
Name	Acquired on Exercise (#)	Value Realized ($)	Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)(1)

Richard B. Brewer	12,500	$350,328	533,333	129,167	$13,490,179	$1,448,087
David W. Gryska	40,956	985,256	115,460	97,084	2,144,602	1,382,108
George F. Schreiner, M.D, Ph.D.	54,400	1,348,582	97,917	102,083	5,039,103	518,187
Darlene P. Horton, M.D.	200	5,642	38,213	39,437	2,091,689	974,133
Randall St. Laurent	—	—	76,727	35,260	364,602	661,148
Thomas Feldman	50,645	1,039,633	78,324	—	1,698,280	—

(1)	Based on the amount, if any, by which the market value of the Company’s Common Stock at December 31, 2002 ($32.58) exceeds the exercise price of the options.

Employment Contracts, Termination of Employment and Change of Control Agreements

Employment Agreement with Richard B. Brewer.    In September 1998, we entered into an employment agreement with Richard B. Brewer, our President and Chief Executive Officer. The employment agreement provides that Mr. Brewer’s unvested options will become fully exercisable immediately upon the consummation of a “change of control” (as defined under his employment agreement). The completion of the proposed acquisition by Johnson & Johnson will constitute a “change of control” for purposes of Mr. Brewer’s employment agreement. On March 13, 2003, we entered into a letter agreement with Mr. Brewer pursuant to which we agreed with Mr. Brewer that notwithstanding his employment agreement, options granted to Mr. Brewer after February 10, 2003 will not immediately vest upon a change of control. As of March 7, 2003, Mr. Brewer held unvested options to acquire 112,502 shares of our common stock that will become fully vested and immediately exercisable upon completion of the proposed acquisition by Johnson & Johnson. On February 28, 2003, we granted options to acquire 200,000 shares of our common stock to Mr. Brewer that will not vest upon completion of the merger pursuant to the March 13, 2003 letter agreement. Pursuant to the term of this option grant, these options vest monthly over 48 months beginning on the earlier of the effective date of the proposed acquisition and July 1, 2003.

Change of Control Severance Plan and Agreements.    In January 2000, we entered into an individual change of control agreement with Mr. Brewer and established a Change of Control Severance Plan for our other executive officers, which became applicable to our executive officers pursuant to letter agreements between the executive officers and us, to provide certain severance payments and benefits if their employment terminates following a change of control (as defined in the change of control agreements). The change of control agreements are intended to encourage our officers to remain employed with us. The completion of the proposed acquisition by Johnson & Johnson on or prior to December 31, 2004 will constitute a “change of control” for purposes of the change of control agreements.

The change of control agreements provide for the following severance benefits to the officers in the event their employment is terminated involuntarily (other than for cause (as defined in the change of control agreements), disability or death) or voluntarily for good reason (as defined in the change of control agreements and set forth below), in each case within one year after a change of control:

•	a lump sum payment of 1.5 (2.25 in the case of Mr. Brewer) times the sum of (1) the highest level of the officer’s annual base salary during the 12 months preceding the date of termination and (2) the officer’s target bonus for the calendar year of termination of employment;

•	continuation for up to 18 months (24 months in the case of Mr. Brewer) of the health care benefits that were being provided by us to each officer and his or her family immediately prior to termination of employment; and

•	outplacement services at our expense (up to a maximum of $10,000.00).

In general, “good reason” means:

•	relocation of our executive offices by more than 40 miles;

•	assignment of duties inconsistent with the officer’s position or substantial adverse alteration in the officer’s responsibilities from those in effect before the change of control; or

•	reduction in the officer’s total annual cash salary and bonus opportunity.

In addition, consistent with Mr. Brewer’s employment agreement, his change of control agreement includes within the meaning of good reason a material change in our principal line of business without his concurrence, while the other agreements do not. The change of control agreements are not employment contracts and the change of control agreement with Mr. Brewer is intended to supplement his employment agreement only with respect to severance payments in the event of termination of employment following a change of control (as described above) and otherwise does not amend or modify his employment agreement.

In addition, each change of control agreement provides that in the event any payment or distribution to or for the benefit of the executive officer under the change of control agreements or otherwise is deemed to constitute an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, and such payments and benefits will cause the executive officer to incur an excise tax under Section 4999 of the Internal Revenue Code, then the payments and benefits will be reduced to the maximum amount that may be paid without imposition of the excise tax. The executive officer will be entitled to select which payments and benefits will be reduced and the manner and method of such reduction.

Letter Agreement with Mr. Brewer.    As an inducement to Johnson & Johnson to enter into the merger agreement, we entered into a letter agreement with Mr. Brewer, dated February 10, 2003, that provides that for purposes of his change of control agreement, the definition of good reason would be modified to exclude certain changes in his duties and responsibilities following the completion of the merger that would otherwise be considered good reason under his change of control agreement. In addition, the letter agreement provides that, notwithstanding anything to the contrary in Mr. Brewer’s change of control agreement, in the event that (1) during the twelve-month period following the completion of the merger, Mr. Brewer terminates his employment with us for health reasons upon the written advice of an attending physician, mutually acceptable to Johnson & Johnson and Mr. Brewer, who concludes following an examination of Mr. Brewer’s medical condition that he is unable to perform substantially his duties and responsibilities for our company or (2) at any time at or following the expiration of the fifteen-month period following the completion of the merger, Mr. Brewer terminates his employment with us for any reason or no reason after having provided at least 90 days’ prior written notice (provided that such prior notice period will not commence any earlier than the first day following the expiration of the twelve-month period following the completion of the merger), then Mr. Brewer will be entitled to receive the payments and benefits that would have been payable to him under the terms of his change of control agreement (assuming for such purpose that his employment with us had been involuntarily terminated by us (other than for cause or due to death or disability) immediately following the completion of the merger).

Letter Agreements with Other Executive Officers.    As an inducement to Johnson & Johnson to enter into the merger agreement, we entered into letter agreements in February and March 2003 with our other executive officers, that provide that for purposes of the executive officer’s change of control agreement, the definition of good reason would be modified to exclude certain changes in his or her duties and responsibilities following the completion of the merger that would otherwise be considered good reason under his or her change of control agreement. In addition, each letter agreement provides that, notwithstanding anything to the contrary in the officer’s change of control agreement, (1) if the officer remains in continuous employment with us from the completion of the merger through the expiration of the twelve-month period following the completion of the merger, he or she will receive a lump sum cash payment in an amount equal to 50% of the amount of the severance payment that would otherwise be payable to the officer under his or her change of control agreement (assuming for such purpose that his or her employment with us had been involuntarily terminated by us (other than for cause or due to death or disability) immediately following the completion of the merger) and (2) if the officer remains in continuous employment with us from the completion of the merger through the expiration of the twenty-four-month period following the completion of the merger, he or she will receive the remaining 50% of his or her otherwise payable severance payment. The payments described in the preceding sentence will not be payable, however, if the officer otherwise becomes entitled to receive an actual severance payment pursuant to the terms of the change of control agreement.

Separation Agreement with Mr. Thomas Feldman.    Thomas Feldman, who was the Vice President, Sales and Marketing, resigned from the Company effective November 14, 2002. Pursuant to the separation agreement between Scios and Mr. Feldman, Mr. Feldman received a lump sum payment equal to six months of his then current base salary in January 2003 and a bonus payment for 2002 of $100,000 in February 2003. Mr. Feldman released the Company from any and all claims or any liability for compensation except as set for in the separation agreement.

Separation Agreement with Ms. Allison Herd.    Allison Herd, who was the Vice President, Human Resources, resigned from the Company effective December 17, 2002. Pursuant to the separation agreement between Scios and Ms. Herd, Ms. Herd received a lump sum payment equal to three months of her then current base salary and a bonus payment for 2002 of $39,165 in January 2003. In addition, Ms. Herd was given access to outplacement services for a period of three months. Ms. Herd released the Company from any and all claims or any liability for compensation except as set for in the separation agreement.

Compensation of Directors

Standard Arrangements

Fees.    Directors who are not otherwise employed by Scios receive a quarterly retainer and a fee of $2,000 per day for attendance at meetings of the board of directors and $1,000 for telephonic attendance at board meetings. Members of the audit committee receive a fee of $1,500 per day for attendance at stand-alone audit committee meetings and $750 for telephonic attendance of stand-alone audit committee meetings. The quarterly retainer is $18,000 for the chairman of the board of directors, $6,000 for the chairman of the audit committee, $4,500 for audit committee member directors and $3,000 for other non-employee directors. Directors are also eligible for reimbursement of expenses incurred in connection with attendance at board meetings in accordance with company policy.

Stock Options.    Upon each annual election to the board, each non-employee director is automatically granted an option to purchase 10,000 shares of Scios common stock. The chairman of the board also receives an option to purchase 30,000 shares of Scios common stock in January. These options are currently granted under the Company’s 1992 Equity Incentive Plan, which contains provisions for automatic grants to non-employee directors and was approved by stockholders in 1992. Only non-employee directors of the Company are eligible to receive options under the applicable provisions of the 1992 Equity Incentive Plan. In addition, the 1992 Equity Incentive Plan provides that if, within one year following a change of control, a non-employee director’s directorship is terminated for any reason or no reason, then the terminated director would be entitled to exercise his or her options in full without regard to any vesting limitations. The completion of the proposed acquisition by Johnson & Johnson will constitute a change of control under the 1992 Equity Incentive Plan. Messrs. Armacost, Rice, Sobel, Step, Sanders and Snyder have each received option grants as non-employee directors.

Arrangement with Dr. Rice

In February and March 2002, Dr. Rice provided management consulting services to the Company while Mr. Brewer was undergoing outpatient medical therapy and received $48,000 as considerations for his service.

Compensation Committee Interlocks and Insider Participation

Messrs. Armacost, Rice, Sanders and Step are members of the Compensation Committee. No executive officer of the Company served in 2002 as a member of the Board of Directors or Compensation Committee of any entity which has one or more executive officers who served in 2002 on the Board or as a member of the Company’s Compensation Committee.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The Company maintains the 1989 Non-employee Director Stock Option Plan, the 1992 Equity Incentive Plan, the 1996 Non-Officer Stock Option Plan and the 2001 Employee Stock Purchase Plan, pursuant to which it may grant equity awards to eligible persons.

The following table gives information as of December 31, 2002 about equity awards under the Company’s stock option plans and the warrant granted to PharmaBio:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	2,145,218	(2)	$14.68	(2)	1,332,775	(3)
Equity compensation plan not approved by security holders (4)	6,407,308		19.73		1,761,050	(5)

Total	8,552,526		$18.46		3,093,825

(1)	These plans consist of: (i) the 1989 Non-employee Director Stock Option Plan; (ii) the 1992 Equity Incentive Plan and (iii) the 2001 Employee Stock Purchase Plan.
(2)	The Company is unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under the Employee Stock Purchase Plan. Accordingly, the number of shares listed in column (a) and the weighted average exercise priced described in column (b) apply only to options outstanding under the 1989 Non-employee Director Stock Option Plan and the 1992 Equity Incentive Plan. The Employee Stock Purchase Plan provides that shares of the Company’s common stock may be purchased at a per share price equal to 85% of the fair market value of the common stock on the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower.
(3)	Of these shares of common stock, none remain available for future issuance under the 1989 Non-employee Director Stock Option Plan, 1,169,809 remain available for future issuance under the 1992 Equity Incentive Plan and 162,966 remain available for purchase under the 2001 Employee Stock Purchase Plan.
(4)	These plans consist of: (i) the 1996 Non-Officer Stock Option Plan and (ii) the warrant granted to PharmaBio to purchase 700,000 shares of Scios common stock.
(5)	This number represents the number of shares that remain available for future issuance under the 1996 Non-Officer Stock Option Plan.

Non-Security Holder Approved Equity Compensation Plans

The 1996 Non-Officer Stock Option Plan

The Company’s Board of Directors adopted the 1996 Non-Officer Stock Option Plan in November 1996 (“1996 Plan”). The Company’s stockholders did not approve the 1996 Plan. The purposes of the 1996 Plan are to secure and retain the services of non-officer employees and consultants and to provide additional incentives to our non-officer employees and consultants to exert maximum efforts for the success of the Company’s business. The 1996 Plan authorizes the grant to our non-officer employees and consultants of non-qualified stock options, stock bonuses, and rights to purchase restricted stock. Such grants may be made only to employees or consultants who are not officers of the Company and are not then subject to Section 16 of the Exchange Act. Under the terms of the 1996 Plan, the aggregate number of shares of common stock subject to options or stock purchase rights is 8,795,000 shares. Under the 1996 Plan, the Compensation Committee of our board of directors has the authority to determine to whom options, stock bonuses and rights to purchase restricted stock will be granted, the number of shares, the term and the exercise price. Stock options generally have exercise prices equal to the fair market value on the date of grant and have 10-year terms and vest 25% after one year from the grant date with the remaining options vesting pro rata over the following 36 months. The term of any options issued under the 1996 Plan may not exceed ten years from the date of grant.

Warrant granted to PharmaBio

In January 2001, we entered into a commercialization agreement with Innovex, a subsidiary of Quintiles. The corporate venture group of Quintiles, PharmaBio, agreed to fund $30.0 million of our costs to launch Natrecor over 24 months and to loan us up to $5.0 million. In addition, we granted PharmaBio a fully vested warrant to purchase 700,000 shares of Scios common stock at $20.00 per share. In November 2001, Scios and PharmaBio amended the January 2001 agreement. The amendment eliminated the $5.0 million line of credit, among other things. The warrant to purchase 700,000 shares of Scios common stock is exercisable over seven installments beginning December 2001 through May 2003. In December 2002, we agreed with Innovex to allow for the immediate conversion of the leased Natrecor sales force to Scios employees. In connection with the conversion of the sales force, we agreed to give PharmaBio the ability to immediately exercise the installments of their warrant that otherwise would have become exercisable through May 2003. As of December 31, 2002, the warrant to purchase 700,000 shares of Scios common stock was outstanding.

Security Ownership of Management and Principal Stockholders

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock at March 5, 2003, by (i) all persons known by the Company to be beneficial owners of more than 5% of its Common Stock, (ii) each Director, (iii) each of the executive officers named in the Summary Compensation Table included herein and (iv) all Directors and executive officers of the Company as a group. “Approximate Percent of Class” is based on 47,343,305 shares of the Company’s common stock outstanding on March 5, 2003.

	Amount of Beneficial Ownership as of March 5, 2003 (1)
Name of Beneficial Owner	Number of Shares	Percentage of the Common Stock

Capital Research and Management Company(2) 333 South Hope Street Los Angeles, CA 90071	3,041,900	6.43%
FMR Corp. and affiliates(3) 82 Devonshire Street Boston, MA 02109	4,012,377	8.48%
Putnam LLC. d/b/a Putnam Investments(4) One Post Office Square Boston, MA 02109	2,277,510	4.81%
Wellington Management Company, LLP(5) 75 State Street Boston, MA 02109	3,680,462	7.77%
Richard B. Brewer(6)	555,998	1.16%
David W. Gryska(7)	162,550	*
Darlene P. Horton, M.D.(8)	107,048	*
George F. Schreiner, M.D., Ph.D.(9)	230,497	*
Randy St. Laurent(10)	39,543	*
Thomas Feldman	44,293	*
Samuel H. Armacost(11)	94,166	*
Donald B. Rice, Ph.D.(12)	189,166	*
Charles A. Sanders, M.D.(13)	69,166	*
Burton E. Sobel, M.D.(14)	39,166	*
Solomon H. Snyder, M.D.(15)	79,166	*
Eugene L. Step(16)	80,166	*
All directors and executive officers as a group (17 persons)(17)	1,848,643	3.77%

*	Less than one percent (1%).

(1)	Unless otherwise indicated below and subject to community property laws, the Company believes that each stockholder has sole voting and investment power with respect to the shares beneficially owned, based on information furnished by such owners.
(2)	All information regarding Capital Research and Management Company is based on a Schedule 13G, as amended, filed by Capital Research and Management Company on February 28, 2003. According to this Schedule 13G, Capital Research and Management Company is the beneficial owner of 3,041,900 shares with no voting power and sole dispositive power with respect to such shares. Capital Research and Management Company is an investment adviser registered under Section 203 of the Investment Adviser Act of 1940 and acts as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Capital Research and Management disclaims beneficial ownership of these shares pursuant to Rule 13d-4 under the Securities Exchange Act of 1934, as amended.
(3)	All information regarding FMR Corp and its affiliates is based on a Schedule 13G filed by FMR Corp. on February 14, 2003. According to this Schedule 13G, FMR Corp. is the beneficial owner of 4,012,377 shares, with sole voting power with respect to 5,577 shares and sole dispositive power with respect to 4,012,377 shares. Fidelity Management and Research Company, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under the Investment Advisers Act of 1940, as a result of acting as investment advisor to various investment companies, is the beneficial owner of 4,006,800 shares beneficially owned by FMR Corp and has sole dispositive power with respect to the 4,006,800 shares. Fidelity Growth Company Fund, an investment company, is the beneficial owner of 3,260,000 shares of the shares beneficially owned by FMR Corp.
(4)	All information regarding Putnam LLC. d/b/a Putnam Investments is based on a Schedule 13G, as amended, filed by Marsh & McLennan Companies, Inc. and its affiliates on October 10, 2002. According to this Schedule 13G, Putnam Investments, LLC., a wholly-owned subsidiary of Marsh & McLennan Companies, Inc., is the beneficial owner of 2,277,510 shares as a result of wholly owning two registered investment advisors: Putnam Investment Management, LLC., which is the investment advisor to the Putnam family of mutual funds, and the Putnam Advisory Company, LLC., which is the investment advisor to Putnam’s institutional clients. Both Putnam Investment Management, LLC., with 1,795,255 shares beneficially owned, and Putnam Advisory Company, LLC., with 482,255 shares beneficially owned, have shared dispositive power over the shares as investment managers, but each of the mutual fund’s trustees have voting power over the shares held by each fund, and the Putnam Advisory Company, LLC. has shared voting power over 299,525 shares held by the institutional clients. Putnam Investments, LLC. has shared voting power over 26,540 of the shares beneficially owned by Putnam Investments, LLC. The address for Marsh & McLennan Companies, Inc. is 1166 Avenue of the Americas, New York, New York 10036.
(5)	All information regarding Wellington Management Company, LLP is based on a Schedule 13G filed by Wellington Management Company, LLP on February 12, 2003. According to this Schedule 13G, Wellington Management Company, LLP is the beneficial owner of 3,680,462 shares held by Wellington Trust Company, NA, in its capacity as investment advisor, with shared dispositive power with respect to such shares and shared voting power with respect to 2,072,112 of such shares.
(6)	Includes 549,998 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 5, 2003.
(7)	Includes 132,541 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 5, 2003.
(8)	Includes 104,777 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 5, 2003.
(9)	Includes 220,497 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 5, 2003.
(10)	Includes 37,290 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 5, 2003.
(11)	Includes 69,166 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 5, 2003.
(12)	Includes 154,166 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 5, 2003.
(13)	Includes 69,166 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 5, 2003.
(14)	Includes 39,166 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 5, 2003.
(15)	Includes 59,166 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 5, 2003.

(16)	Includes 59,166 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 5, 2003.
(17)	Includes 1,691,038 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 5, 2003.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 2001, the Company extended a loan of $280,041 bearing interest at the rate of 5.18% per annum to Dr. Schreiner which he used to pay withholding taxes due in connection with the satisfaction of the vesting requirement as to 40,000 shares of Company stock under the restricted stock award made to Dr. Schreiner in August 2000. In February 2002, the Company extended the loan maturity date by one year to February 28, 2003 and this amount was paid in April 2002.

In January 2001, the Company extended a loan of $150,000 to Matthew Hooper, our Vice President and General Counsel, in connection with his purchase of a residence. Under the terms of the loan, principal will be repaid in five annual installments beginning January 2002; however, principal and accrued interest will be forgiven over five years of continuous employment by the Company. The loan is secured by a deed of trust on Mr. Hooper’s residence. As of December 31, 2002, the loan had an outstanding balance of $120,000.

In July 1999, the Company extended a loan of $50,000 to Dr. Horton in connection with her purchase of a residence. Under the terms of the loan, principal and accrued interest will be forgiven over three years of continuous employment by the Company. The loan is secured by a deed of trust on Dr. Horton’s residence. In each of 2000, 2001 and 2002, the Company forgave $16,667 of loan principal. As of December 31, 2002, no balance was outstanding.

Item 14.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we completed our evaluation.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Consolidated Financial Statements.

(2)  Financial Statement Schedules.

Omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

(3)  Exhibits.

See Exhibit Index at page 56 of this Form 10-K.

(b)  Reports on Form 8-K.

Report on Form 8-K filed on February 7, 2003. On February 7, 2003, Scios announced that it was engaged in discussions with a number of life sciences companies concerning potential strategic transactions, which included partnering arrangements for the Scios p38 kinase inhibitor program and mergers.

Report on Form 8-K filed on February 11, 2003. On February 10, 2003, Scios and Johnson & Johnson announced that they had entered into a definitive agreement under which Johnson & Johnson will acquire Scios in a cash for stock exchange with a purchase price of $45.00 for each outstanding Scios share.

Report on Form 8-K filed on February 13, 2003. On February 13, 2003, Scios Inc. announced its financial results for the fourth quarter and year ended December 31, 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIOS INC.
Date: March 17, 2003

	By:	/s/ RICHARD B. BREWER
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

Signature	Title	Date

/s/ RICHARD B. BREWER Richard B. Brewer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2003

/s/ DAVID W. GRYSKA David W. Gryska	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2003

/s/ DONALD B. RICE, PH.D. Donald B. Rice, Ph.D.	Chairman of the Board	March 17, 2003

/s/ SAMUEL H. ARMACOST Samuel H. Armacost	Director	March 17, 2003

/s/ CHARLES A. SANDERS, M.D. Charles A. Sanders, M.D.	Director	March 17, 2003

/s/ SOLOMON H. SNYDER, M.D. Solomon H. Snyder, M.D.	Director	March 17, 2003

/s/ BURTON E. SOBEL, M.D. Burton E. Sobel, M.D.	Director	March 17, 2003

/s/ EUGENE L. STEP Eugene L. Step	Director	March 17, 2003

Certifications

I, Richard B. Brewer, President and Chief Executive Officer of Scios Inc., certify that:

1.  I have reviewed this annual report on Form 10-K of Scios Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 17, 2003

/s/ RICHARDB. BREWER
Richard B. Brewer President and Chief Executive Officer

Certifications

I, David W. Gryska, Senior Vice President and Chief Financial Officer of Scios Inc., certify that:

1.  I have reviewed this annual report on Form 10-K of Scios Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 17, 2003

/s/ DAVIDW. GRYSKA
David W. Gryska Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Reference

2.1	Agreement and Plan of Merger dated as of February 10, 2003 among Johnson & Johnson, Saturn Merger Sub, Inc. and Scios Inc.	ag

3.1	Certificate of Incorporation	Q

3.1(a)	Certificate of Amendment of Certificate of Incorporation	ab

3.2	Bylaws	J

4.1	Certificate of Designation of Series B Preferred Stock of Scios Inc.	ab

4.2	For a discussion of certain registration rights in favor of Genentech, Inc., see Exhibits 10.33, 10.34 and 10.41	Q,V

4.3	For a discussion of certain registration rights in favor of PharmaBio, an affiliate of Innovex, see Exhibit 10.51	ad

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

A

10.2*	1983 Incentive Stock Option Plan, as amended, and form of Stock Option Agreement, Promissory Note and Pledge Agreement	E

10.3	Common Stock Purchase Agreement dated April 15, 1985 between the Registrant and American Home Products Corporation	B

10.5*	1986 Supplemental Stock Option Plan, as amended, and form of Stock Option Agreement, Promissory Note and Pledge Agreement	E

10.6	Rights Exercise Agreement between the Registrant and American Home Products Corporation dated February 28, 1986 and Letter of March 26 and May 16, 1986	B

10.11*	1992 Equity Incentive Plan	H

10.18	Form of Purchase Option Agreement between each of the limited partners of Nova Technology Limited Partnership and Nova	I

10.19*	Non-Employee Director Stock Option Plan	G

10.29	CNS Psychiatric Products Agreement dated June 30, 1990 between SmithKline Beecham Corporation and Nova	N

10.33	Preferred Stock Purchase Agreement dated December 30, 1994 between the Registrant and Genentech, Inc.	Q

10.34	Note Agreement dated December 30, 1994 between the Registrant and Genentech, Inc. (See Exhibit Number 10.41 below amending the Note Agreement)	Q

10.35	Assignment of Lease dated March 22, 1995 for premises located at 820 West Maude Avenue, Sunnyvale, California	R

10.38*	Employment Letter dated September 8, 1998 between the Registrant and Richard B. Brewer	T

10.39

Purchase and Sale Agreement and Joint Escrow Instructions (Mountain View Real Estate Sale) dated May 24, 1999 between Alexandria Real Estate Equities, Inc. and Registrant’s wholly owned Subsidiary Bio-Shore Holdings, Ltd. Portions of the exhibit have been granted confidential treatment

U

10.41	First Amendment to Note Agreement and Preferred Stock dated November 3, 1999 between the Registrant and Genentech, Inc. (See Exhibit 10.34 above)	V

10.42	Promissory Note dated December 27, 1999 by the Registrant to Chiron Corporation	V

10.43*	Change of Control Severance Plans with Employees, Officers and Chief Executive Officer	V

10.44

Alliance Agreement dated January 10, 2001 between the Registrant, Innovex L.P. and PharmaBio Development Inc. (including a Warrant Agreement between the Registrant and PharmaBio Development Inc. attached thereto as Exhibit B). Portions of the exhibit have been granted confidential treatment

W

Exhibit Number		Reference

10.45	Amendment No. 4 to Lease dated January 22, 1993 for the premises located at 820 West Maude Avenue, Sunnyvale, California (See Exhibit 10.35 above)	Y

10.46	Lease Agreement dated November 17, 1995 for premises located at 820 West Maude Avenue, Sunnyvale, California	Z

10.47	Sublease Agreement dated March 24, 1999 for premises located at 749 North Mary Avenue, Sunnyvale, California	Z

10.48	First Amendment dated May 28, 2001 to Sublease dated May 24, 1999 for premises located at 749 North Mary Avenue, Sunnyvale, California	aa

10.49	Amendment No. 5 dated July 24, 2001 to Lease Agreement dated January 22, 1993 for premises located at 820 Maude Avenue, Sunnyvale, California	aa

10.50	Letter dated June 10, 2001 to extend leases for premises located at 820 West Maude Avenue, Sunnyvale, California	aa

10.51

Amended and Restated Alliance Agreement dated November 1, 2001 between the Registrant, Innovex L.P., Innovex Support Services Limited Partnership and PharmaBio Development Inc. (including a Warrant Agreement between the Registrant and PharmaBio Development Inc. attached thereto as Exhibit B). Portions of the exhibit have been granted confidential treatment ab

10.52	Binding Summary of Terms between the Registrant and Glaxo Group Ltd. dated December 20, 2001. Portions of the exhibit have been granted confidential treatment	ab

10.53	License and Supply Agreement between the Registrant and Glaxo Group Ltd. dated March 31, 2002. Portions of the exhibit have been granted confidential treatment	ac

10.54

BNP Agreement between Scios Inc. and BioChemie Gesellschaft GmbH, dated November 17, 1995, as amended on April 30, 1996, September 30, 1997 and September 1, 1998. Portions of the exhibit have been granted confidential treatment ad

10.55	Lease agreement dated August 16, 2002 for premises located at 6500 Paseo Padre Parkway, Fremont, California. Portions of the exhibit have been granted confidential treatment	ae

10.56	Lease agreement dated August 16, 2002 for premises located at 6422 Commerce Drive, Fremont, California. Portions of the exhibit have been granted confidential treatment	ae

10.57	Processing and Supply Agreement—Natrecor BNP between Abbott Laboratories and Scios Inc., made effective as of December 1, 1997. Portions of the exhibit have been granted confidential treatment	af

10.58

Cross-License Agreement, made and entered into as of May 13, 1998, by and between Shionogi & Co., Ltd. and Scios Inc., as modified on March 5, 2002. Portions of the exhibit have been granted confidential treatment af

10.59	1996 Non-Officer Stock Option Plan

10.60

Letter Regarding Termination of Services under the Amended and Restated Alliance Agreement dated November 1, 2001 between the Registrant, Innovex L.P., Innovex Support Services Limited Partnership and PharmaBio Development Inc.

21.2	Subsidiaries of the Registrant	ab

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Powers of Attorney. Reference is made to page 53

*	Management contract or compensatory plan or arrangement.
A	Filed as an exhibit to Form S-1 Registration Statement (File No. 2-86086), as amended, and incorporated herein by reference.
B	Filed as an exhibit to Form S-1 Registration Statement (File No. 33-3186), as amended, and incorporated herein by reference.
E	Filed as an exhibit to Annual Report on Form 10-K for fiscal year 1988 and incorporated herein by reference.
G	Filed as an exhibit to Form S-8 Registration Statement (File No. 33-39878) filed on April 8, 1991 and incorporated herein by reference.

H	Filed as an exhibit to Annual Report on Form 10-K for fiscal year 1991 and incorporated herein by reference.
I	Filed as an exhibit to Form S-1 Registration Statement (File No. 33-14937) filed on behalf of Nova Technology Limited Partnership and incorporated herein by reference.
J	Filed as an exhibit to Form S-4 Registration Statement (File No. 33-49846) filed on July 22, 1992 and incorporated herein by reference.
N	Filed as an exhibit to Nova’s Annual Report on Form 10-K for fiscal year 1990 and incorporated herein by reference
Q	Filed as an exhibit to Annual Report on Form 10-K for fiscal year 1994 and incorporated herein by reference.
R	Filed as an exhibit to Quarterly Report on Form 10-Q for quarter ended March 31, 1995 and incorporated herein by reference.
T	Filed as an exhibit to Annual Report on Form 10-K for fiscal year 1998 and incorporated herein by reference.
U	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.
V	Filed as an exhibit to Annual Report on Form 10-K for fiscal year 1999 and incorporated herein by reference.
W	Filed as an exhibit to Report on Form 8-K dated January 24, 2000 and incorporated herein by reference.
Y	Filed as an exhibit to Annual Report on Form 10-K for fiscal year 2000 and incorporated herein by reference.
Z	Filed as an exhibit to Annual Report on Form 10-K/A (Amendment No. 2) for fiscal year 2000 and incorporated herein by reference.
aa	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
ab	Filed as an exhibit to Annual Report on Form 10-K for fiscal year 2001 and incorporated herein by reference.
ac	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.
ad	Filed as an exhibit to Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended June 30, 2002 and incorporated herein by reference.
ae	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
af	Filed as an exhibit to Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended September 30, 2002 and incorporated herein by reference.
ag	Filed as an exhibit to Report on Form 8-K dated February 11, 2003 and incorporated herein by reference.

Report of Independent Accountants

To the Board of Directors and Stockholders of Scios Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) on page 52 present fairly, in all material respects, the financial position of Scios Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and comprehensive loss and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 7, 2003, except as to

Note 20, which is as of February 10, 2003

Scios Inc.

Consolidated Balance Sheets

	December 31,
	2002	2001
(in thousands, except share data and per share data)
Assets
Current assets:
Cash and cash equivalents	$32,174	$58,296
Marketable securities	18,504	7,351
Restricted marketable securities	8,435	—
Accounts receivable, net of allowance for doubtful accounts of $200 and $146 at December 31, 2002 and 2001, respectively	16,395	6,943
Inventory	8,179	1,158
Prepaid expenses and other assets	6,569	4,214

Total current assets	90,256	77,962

Marketable securities, non-current	121,340	63,669
Restricted marketable securities, non-current	15,791	—
Property and equipment, net	10,089	10,424
Other assets	7,843	4,123

Total assets	$245,319	$156,178

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,150	$9,625
Accrued employee compensation	20,731	9,685
Other accrued liabilities	11,807	7,206
Deferred contract revenue	1,166	—
Accrued interest payable	3,323	3,035
Current portion of long-term debt	25,561	30,000

Total current liabilities	73,738	59,551
Deferred contract revenue	3,116	—
Long-term debt	159,624	15,479
Other long-term liabilities	2,245	—

Total liabilities	238,723	75,030

Commitments and contingencies (Notes 10, 11 and 12)

Stockholders’ equity:
Preferred stock; $.001 par value; 20,000,000 shares authorized; 4,991 issued and outstanding	—	—
Common stock; $.001 par value; 150,000,000 shares authorized; 47,200,660 and 46,015,167 shares issued, respectively; 46,938,860 and 45,985,167 shares outstanding, respectively	47	46
Additional paid-in capital	575,935	561,352
Treasury stock; 261,800 and 30,000 shares, respectively	(6,014)	(445)
Deferred warrant costs	(2,194)	(6,794)
Deferred compensation	—	(106)
Accumulated other comprehensive income	832	999
Accumulated deficit	(562,010)	(473,904)

Total stockholders’ equity	6,596	81,148

Total liabilities and stockholders’ equity	$245,319	$156,178

The accompanying notes are an integral part of these consolidated financial statements.

Scios Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
	2002	2001	2000
(in thousands, except share and per share data)
Revenues:
Product sales	$107,293	$30,052	$—
Research and development contracts and royalties	3,949	4,788	5,710
Psychiatric product sales and co-promotion commissions, net of expenses	—	3,142	6,914
Gain on sale of marketing rights	—	9,363	—

	111,242	47,345	12,624

Costs and expenses:
Cost of product sales	6,446	1,916	—
Research and development	66,796	48,130	39,278
Selling, general and administration	114,235	62,475	16,711
Restructuring credits	—	—	(993)

	187,477	112,521	54,996

Loss from operations	(76,235)	(65,176)	(42,372)

Other income (expense):
Interest income	4,040	4,869	4,774
Interest expense	(16,365)	(2,818)	(3,796)
Realized gains (losses) on securities	657	849	(152)
Other income (expense)	(13)	106	(973)

	(11,681)	3,006	(147)

Loss before provision for income taxes	(87,916)	(62,170)	(42,519)
Provision for income taxes	(190)	(327)	(3)

Net loss	(88,106)	(62,497)	(42,522)
Other comprehensive income (loss):
Change in unrealized gains (losses) on securities	(167)	(196)	2,255

Comprehensive loss	$(88,273)	$(62,693)	$(40,267)

Net loss per common share:
Basic and diluted	$(1.90)	$(1.47)	$(1.12)

Weighted average number of common shares outstanding used in calculation of:
Basic and diluted	46,422,681	42,623,093	37,997,872

The accompanying notes are an integral part of these consolidated financial statements.

Scios Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2002	2001	2000
(in thousands)
Cash flows from operating activities:
Net loss	$(88,106)	$(62,497)	$(42,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,323	3,580	3,717
Amortization of debt discount	2,470	—	—
Amortization of debt issuance costs	313	—	—
Accretion of discount on restricted marketable securities	(203)	—	—
(Gain) loss on disposal of marketable securities	(657)	(849)	152
Accrued interest payable	13,605	2,818	3,791
Loss on disposal of property and equipment	276	365	253
Amortization of deferred compensation	106	311	234
Allowance for bad debt	54	146	—
Stock options issued to non-employees for services rendered	203	176	—
Change in assets and liabilities:
Accounts receivable	(9,506)	(1,872)	(2,149)
Inventory	(7,021)	(1,158)	—
Prepaid expenses and other assets	(1,323)	(5,326)	963
Accounts payable	1,525	5,038	3,015
Accrued employee compensation	11,046	5,664	1,402
Accrued expenses and other liabilities	6,753	478	(755)
Deferred contract revenue	4,282	(16,193)	(1,697)
Restructuring credits	—	—	(1,052)

Net cash used in operating activities	(60,860)	(69,319)	(34,648)

Cash flows from investing activities:
Purchases of property and equipment	(5,264)	(5,459)	(1,346)
Sales/maturities of marketable securities	140,973	399,029	63,819
Purchases of marketable securities	(209,107)	(401,158)	(41,845)
Purchases of restricted marketable securities	(24,023)	—	—

Net cash provided by (used in) investing activities	(97,421)	(7,588)	20,628

Cash flows from financing activities:
Issuance of common stock	14,391	122,005	10,535
Purchase of treasury stock	(5,579)	(445)	—
Proceeds from (payments of) stockholders notes receivable	—	352	(244)
Payment of note payable and accrued interest	(34,093)	—	(4,562)
Payment under commercialization agreement	(928)	—	—
Proceeds from commercialization agreement	13,540	10,000	—
Proceeds from convertible notes, net of debt issue costs	144,828	—	—

Net cash provided by financing activities	132,159	131,912	5,729

Net increase (decrease) in cash and cash equivalents	(26,122)	55,005	(8,291)
Cash and cash equivalents at beginning of year	58,296	3,291	11,582

Cash and cash equivalents at end of year	$32,174	$58,296	$3,291

Supplemental cash flow data:
Cash paid during the period for interest	$5,021	$—	$4,562
Converted Genentech notes payable into preferred stock	$—	$—	$5,000
Change in net unrealized gains (losses) on securities	$(167)	$(196)	$2,255
Write off of fully depreciated assets	$—	$—	$904
Notes receivable from stockholders	$—	$—	$423
Deferred compensation	$—	$—	$311
Discount on commercialization obligation	$2,130	$3,397	$—
Warrants issued in connection with commercialization agreement	$(4,600)	$10,191	$—

The accompanying notes are an integral part of these consolidated financial statements.

Scios Inc.

Consolidated Statements of Stockholders’ Equity

	Preferred Shares	Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Warrant Costs	Notes Receivable from Stockholders	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
		Shares	Par Value
(in thousands, except share data)
Balances at December 31, 1999	—	38,468,652	$38	$416,600	$(3,458)	$—	$(108)	$(340)	$(1,060)	$(368,885)	$42,787
Preferred stock issued to retire debt	4,991			5,000							5,000
Options exercised		1,432,757	1	10,534							10,535
Treasury stock reissued		(735,036)		(3,458)	3,458						—
Notes receivable from stockholders							(244)				(244)
Deferred compensation				311				(311)			—
Amortization of deferred compensation								234			234
Changes in unrealized gains on available-for-sale securities									1,236		1,236
Unrealized gain on GenVec common stock									1,019		1,019
Net loss										(42,522)	(42,522)

Balances at December 31, 2000	4,991	39,166,373	39	428,987	—	—	(352)	(417)	1,195	(411,407)	18,045
Common stock issued		5,750,000	6	112,757							112,763
Purchases of treasury stock					(445)						(445)
Options exercised		1,061,590	1	8,379							8,380
Employee stock purchase plan shares issued hares issued		37,204		862							862
Valuation of stock option issued to non-employee for services rendered				176							176
Warrants issued in connection with commercialization agreement				10,191		(6,794)					3,397
Notes receivable from stockholders							352				352
Amortization of deferred compensation								311			311
Changes in unrealized gains on available-for-sale securities									(196)		(196)
Net loss										(62,497)	(62,497)

Balances at December 31, 2001	4,991	46,015,167	46	561,352	(445)	(6,794)	—	(106)	999	(473,904)	81,148
Purchases of treasury stock				(10)	(5,569)						(5,579)
Options exercised		1,010,663	1	10,613							10,614
Employee stock purchase plan shares issued hares issued		174,830		3,777							3,777
Valuation of stock option issued to non-employee for services rendered				203							203
Warrants issued in connection with commercialization agreement						4,600					4,600
Amortization of deferred compensation								106			106
Changes in unrealized gains on available-for-sale securities									(167)		(167)
Net loss										(88,106)	(88,106)

Balances at December 31, 2002	4,991	47,200,660	$47	$575,935	$(6,014)	$(2,194)	$—	$—	$832	$(562,010)	$6,596

The accompanying notes are an integral part of these consolidated financial statements.

Scios Inc.

Notes to Consolidated Financial Statements

1.    Business of the Company

Scios Inc. (the “Company”, “we” or “our”) is a biopharmaceutical company that discovers, develops and markets novel treatments for cardiovascular and inflammatory diseases. On August 13, 2001, we launched Natrecor (nesiritide) following FDA approval of Natrecor for the treatment of acutely decompensated congestive heart failure. In addition to Natrecor, we have two focused research and development product programs, p38 kinase and TGF-beta. Our first program is directed to the development of inhibitors of p38 kinase, an enzyme responsible for increased production of various proteins that cause inflammation. SCIO-469, our first compound designed to inhibit this enzyme, is targeted for the treatment of rheumatoid arthritis and is currently in clinical development. SCIO-323, our second-generation inhibitor of p38 kinase, commenced clinical development in December 2002. Our second product program is directed to the development of inhibitors of TGF-beta, a signaling protein that is implicated in a broad range of diseases characterized by unregulated scarring and eventual organ failure. We are currently in preclinical development for compounds designed to inhibit this protein.

We operate in an industry that is characterized by long product development cycles, which require substantial amount of capital to be invested in research and development. We had net losses of $88.1 million, $62.5 million and $42.5 million for the years ended December 31, 2002, 2001 and 2000, respectively, and as of December 31, 2002, we had an accumulated deficit of approximately $562.0 million.

During 2001, we recorded $15.9 million of one-time sales of bulk Fibroblast Growth Factor (“FGF”) to Kaken Pharmaceutical Co, Ltd. of Japan (“Kaken”) (see Note 4e). Kaken will manufacture future needs of FGF to meet their requirements and accordingly sales of FGF will not repeat in future years.

Our psychiatric sales and marketing division marketed seven products in the United States in cooperation with the Company’s partners (see Note 4c). In March 2001, GlaxoSmithKline plc (“GlaxoSmithKline”) and the Company agreed to sell the marketing rights to those products to GlaxoSmithKline and terminate the license agreement relating to certain GlaxoSmithKline psychiatric products effective March 31, 2001. In addition, the Company ended the deployment of the Psychiatric Sales and Marketing Division sales force. Effective March 31, 2001, we discontinued the sale of these products.

2.    Restructuring Credits

In 1999, the Company recorded a restructuring charge of approximately $6.4 million for the disposal of certain excess assets and severance costs. All restructuring activities were completed by the end of the second quarter of 2000, leaving a remaining balance of $1.0 million in the reserve. The remaining reserve was credited to restructure expense in the second quarter of 2000.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Scios Inc.

Notes to Consolidated Financial Statements — (Continued)

Cash equivalents

The Company considers all highly liquid investments with maturities of less than 90 days, at the time acquired, to be cash equivalents.

Marketable securities

Except for restricted marketable securities, all marketable securities at December 31, 2002 and 2001 were deemed by management to be available-for-sale and are carried at fair value with the resulting net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss). Premiums and discounts on debt securities recorded at the date of purchase are amortized and accreted, respectively, to interest income using the effective interest method. Short-term marketable securities are those with remaining maturities at the balance sheet date of one year or less. Long-term marketable securities have remaining maturities at the balance sheet date of greater than one year. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method.

Restricted marketable securities

In connection with the sale of the $150.0 million of 5.5% convertible subordinated notes, we pledged a portfolio of approximately $24.0 million in U.S. government securities as collateral for the first six scheduled interest payments due on the notes. These marketable securities, with maturity dates coinciding with the first six interest payment dates of the notes, were deemed by management to be held-to-maturity and are stated at amortized cost. These marketable securities are included in the consolidated balance sheets as restricted marketable securities (current and non-current).

The Company assesses the value of its available-for-sale and held-to-maturity marketable securities on a regular basis to assess whether an other-than-temporary decline in the fair value has occurred. Factors which the Company uses to assess whether an other than temporary decline has occurred include, but are not limited to, the period of time which the fair value is below original cost, significant changes in the operating performance, financial condition or business model, and changes in market conditions. Any “other than temporary decline” in value is reported in earnings and a new cost basis for the marketable security established.

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

Business risk and credit concentration

In 2002, approximately 96% of our total revenues were derived from product sales of Natrecor. We sell Natrecor directly to approximately 20 wholesalers. Wholesalers sell Natrecor directly to hospitals. Natrecor sales to our top three wholesaler customers typically represent over 90% of total revenues. We believe that the loss of any of our wholesaler customers would not have a material impact on sales of Natrecor because other wholesalers would increase their purchases to meet the demand of hospitals, who are the ultimate purchasers of Natrecor. In 2002, three wholesaler customers account for 36%, 34% and 27% of total revenues.

The remaining 4% or $3.9 million of our total revenues in 2002 were from our research and development collaborations, licenses, royalties and milestone payments primarily from Biosite Diagnostics, Inc., Kaken and GlaxoSmithKline.

Approximately 63% of our total revenues in 2001 were derived from product sales. These product sales consisted of one-time sales of bulk FGF to Kaken in Japan of $15.9 million, and Natrecor sales of $14.1 million. Bulk sales of FGF are not expected to repeat in future years. About 10% or $4.8 million of our total revenues were from our research and development

Scios Inc.

Notes to Consolidated Financial Statements — (Continued)

collaborations, licenses, royalties, and milestone payments. The majority of this revenue was from Eli Lilly, which accounted for $3.0 million of the total $4.8 million for the development of drugs to prevent or retard the progression of Alzheimer’s disease. At the end of December 31, 2001, Eli Lilly and we jointly terminated the collaboration. The remaining balance of $1.8 million was from royalties from Biosite and Kaken and licensing payments from Abbot Laboratories. In addition, 7% or $3.1 million of our total revenues in 2001 came from psychiatric product sales and co-promotion commissions, net of expenses. As explained in Note 4c, we sold the marketing rights to GSK and discontinued the sales of these products effective March 31, 2001.

Four wholesalers accounted for approximately $12.8 million or 91% of our net revenue of Natrecor for the year ended December 31, 2001. As a percent of net revenue, the four wholesalers accounted for 28%, 26%, 24% and 13%, respectively.

Approximately 40% of our total revenues in 2000 were derived from psychiatric product sales, which consisted entirely of sales in the United States under a license agreement with GSK. About 45% or $5.7 million of our total revenues were from our research and development collaborations, licenses, royalties, and milestone payments. The majority of this revenue was from Eli Lilly, which accounted for $3.6 million of the total $5.7 million for the development of drugs to prevent or retard the progression of Alzheimer’s disease. At the end of December 31, 2001, Eli Lilly and we jointly terminated the collaboration.

We perform ongoing credit evaluations of our wholesaler customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of current credit and financial information, and generally does not require collateral. We continuously monitor payments from the Company’s customers and maintain an allowance for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that the Company has identified. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial condition of any one of these customers could have a material adverse impact on the realization of our accounts receivable and the results of operations.

At December 31, 2002, the $16.4 million in accounts receivable included approximately $15.3 million from product sales of Natrecor to wholesalers and $2.5 million from GlaxoSmithKline, less allowances for bad debts, sales returns and cash discounts of $1.4 million. As a percent of the $15.3 million, three wholesalers accounted for 37%, 34% and 23%, respectively.

At December 31, 2001, the $6.9 million in accounts receivable included approximately $4.2 million from product sales of Natrecor, and $3.0 million from GlaxoSmithKline and $0.1 million of other receivable, less allowances for bad debts, sales returns and cash discounts of $0.4 million. As a percent of the $4.2 million, four wholesalers accounted for 32.7%, 23.3%, 23.3% and 13.3%, respectively.

The Company’s excess cash is invested in a diversified portfolio of securities consisting of United States Treasury Notes, deposits with major banks and financial institutions, and investment-grade interest-bearing corporate securities issued by companies in a variety of industries.

The Company relies on third parties to manufacture Natrecor bulk drug substance and final drug product. Reliance on third-party manufacturers involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. If the Company’s third party manufacturers cannot or will not manufacture its products in required volumes, on a cost-effective basis, in a timely manner, or at all, the Company will have to secure additional manufacturing capacity. Even if this additional capacity is available at commercially acceptable terms, the qualification process could be lengthy and could cause interruptions in product shipments.

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

Scios Inc.

Notes to Consolidated Financial Statements — (Continued)

Property and Equipment

Furniture and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally 3 to 7 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the estimated useful lives of the respective assets. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization is removed from the balance sheet, and the resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expenses when incurred.

Impairment of long-lived assets

The Company assesses the impairment of identifiable intangibles and fixed assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, significant decline in the Company’s stock price for a sustained period, and the Company’s market capitalization relative to net book value. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company’s current business model.

Treasury stock

Treasury stock of 261,800 shares at December 31, 2002 is stated at cost on our consolidated balance sheet and is considered issued. During September 2001, the Board of Directors authorized the repurchase of up to $10.0 million of Scios common stock. In October 2002, the Board of Directors authorized an additional $5.0 million for the repurchase of Scios commons stock. The repurchases are made through open-market transactions at the discretion of management as market conditions warrant. As of December 31, 2002, we had repurchased 261,800 shares of our common stock at an average purchase price of $22.97 per share.

Revenue Recognition

Product Sales

We recognize revenue from product sales when there is pervasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. Allowances for discounts and rebates to customers, and returns and other adjustments are provided for in the same period that the related product sales are recorded based upon analyses of historical discounts, rebates and returns. Shipping and distribution costs are expensed to cost of product sales.

Research and development contracts and royalties

Revenue from non-refundable upfront license fees where we continue involvement through a development collaboration or an obligation to supply product is recognized as the related effort is performed. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. Revenue from cost-reimbursement agreements with collaboration partners is recorded as the related expenses are incurred, up to contractual limits. Charges to these collaboration partners are based upon negotiated rates for full time equivalent employees of the Company and such rates are intended to approximate the Company’s anticipated costs. All revenues recognized to date are not refundable even if the relevant research effort is not successful. Advance payments received in excess of amounts earned are classified as deferred revenue until earned. Research and development expenses in 2002, 2001, and 2000 included approximately $2.2 million, $1.9 million and $2.3 million, respectively, in connection with programs subject to cost reimbursement, collaborative or other performance agreements.

Royalty income from licensing arrangements is based on third-party sales of licensed products or technologies. Royalty income is recorded when third-party results are reliably measured and collectibility is reasonably assured, or upon receipt of royalty payment if amounts cannot be reasonably estimated.

Scios Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Computation of net loss per share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted-average number of common and potentially dilutive common shares outstanding during the period using the treasury stock method. Potentially dilutive common shares include the effect of stock options, the effect of warrants granted to PharmaBio Development, Inc. (“PharmaBio”) in connection with the sales and marketing agreement with Innovex LP and Innovex Support Services Limited Partnership (collectively, “Innovex”) (See Note 4g), the conversion of series B preferred stock issued to repay $5.0 million of the loan due to Genentech, Inc. (“Genentech”) in 2000 and the conversion of the subordinated convertible notes.

The following items were not included in the calculation of diluted net loss per share for 2002, 2001 and 2000 as they were considered antidilutive due to the net loss the Company experienced in these fiscal periods:

	2002	2001	2000
Outstanding stock options	7,852,526	6,872,775	4,517,328
Warrants to purchase 700,000 shares of common stock granted to PharmaBio with an exercise price of $20.00	700,000	700,000	—
Conversion of series B preferred stock issued to Genentech, 4,991 shares with a conversion rate of 100:1 (see Note 4f)	499,100	499,100	499,100
Conversion of convertible notes, principal amount of $150.0 million at a conversion price of $39.30 per share	3,816,794	—	—

	12,868,420	8,071,875	5,016,428

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period from non-owner sources. The Company’s unrealized gains (losses) on marketable securities represent the only component of comprehensive income (loss) that is excluded from the Company’s net loss. The Company’s comprehensive income (loss) has been presented in the consolidated financial statements. As the Company is in a loss position, tax effects have not been allocated to the components of other comprehensive income (loss).

Patent costs

Costs related to patent prosecution are expensed as incurred, as recoverability of such expenditures is uncertain.

Segment reporting

Management has determined that the Company operates in one business segment. We currently sell and market Natrecor in the United States for the treatment of patients with acutely decompensated congestive heart failure.

Scios Inc.

Notes to Consolidated Financial Statements — (Continued)

Advertising costs

We expense advertising costs as incurred. Advertising costs for Natrecor were approximately $0.6 million, $0.9 million and none for 2002, 2001 and 2000, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.”

Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. SFAS 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment.

During the year ended December 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” The Company accounts for stock-based employee compensation using the intrinsic value method under APB 25 and related interpretations and complies with the disclosure provisions of SFAS 123. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year ended December 31,
	2002	2001	2000
(in thousands, except per share amounts)
Net loss, as reported	$(88,106)	$(62,497)	$(42,522)
Add: Stock-based employee compensation expense included in reported net earnings	106	311	234
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(23,662)	(15,460)	(5,860)

Pro forma net loss	$(111,662)	$(77,646)	$(48,148)

Basic and diluted net loss per common share:
As reported	$(1.90)	$(1.47)	$(1.12)

Pro forma	$(2.40)	$(1.82)	$(1.27)

Recent accounting pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after

Scios Inc.

Notes to Consolidated Financial Statements — (Continued)

December 15, 2002. We believe that the adoption of FIN 45 will not have a material impact on Scios’ financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of EITF 00-21 will not have a material impact on Scios’ financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using that fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We believe that the adoption of SFAS 148 will not have a material impact on Scios’ financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating the impact, if any, that the adoption of FIN 46 will have on Scios’ financial position or results of operations.

4.    Joint Business Arrangements

a.    Agreement with Chiron Corporation (“Chiron”)

In November 1999, the Company signed a license agreement with Chiron for the rights to Fiblast (trafermin) (“Fiblast”). Fiblast is a human basic fibroblast growth factor. The Company received $5.0 million in license and technology transfer fees and $7.5 million from a promissory note due on December 31, 2006. The note and related interest will be forgiven if Fiblast is approved in the United States before December 31, 2006. The Company will also receive royalties based on future sales of Fiblast products.

b.    Agreement with Janssen Pharmaceutica Inc. (“Janssen”)

The Company entered into a three-year agreement, effective April 1998, with Janssen to jointly promote the anti-psychotic drug, Risperdal, in the United States. Under the agreement, the Company received base payments plus incentive compensation on achieving specified sales levels over a contract year beginning in April and ending in March. Janssen manufactures and distributes the product. This agreement ended on March 31, 2001.

c.    Agreements with GlaxoSmithKline

In March 2002, we entered into an agreement with GlaxoSmithKline, to license nesiritide to GlaxoSmithKline in all European markets. Under the terms of the agreement, GlaxoSmithKline will have the rights to sell and distribute the product for which we received an up-front fee of GB£3.5 million and may receive milestone payments of up to an additional GB£11.5 million, in addition to future royalties in the identified countries. The GB£3.5 million (which equaled approximately $4.9 million), we received in March 2002 was recorded as deferred contract revenue. We are recognizing the $4.9 million of up-front fees ratably over an estimated period of three years, which approximates the period in which we will incur the costs

Scios Inc.

Notes to Consolidated Financial Statements — (Continued)

to assist GlaxoSmithKline in obtaining European approval to sell nesiritide. As of December 31, 2002, we recognized $0.6 million of the $4.9 million as revenue. We will be responsible for the manufacture and supply of bulk active pharmaceutical ingredient to GlaxoSmithKline. The companies will work together to continue clinical development of nesiritide in Europe. In September 2002, GlaxoSmithKline submitted a Marketing Authorization Application for nesiritide with the European Agency for the Evaluation of Medicinal Products. GlaxoSmithKline expects to launch nesiritide in Europe in 2004.

Under the terms of a separate agreement with GlaxoSmithKline, the Company had the exclusive rights to market certain GlaxoSmithKline psychiatric products in the United States. GlaxoSmithKline is fully responsible for ancillary matters relating to product sales, including various administrative tasks and maintenance of all new drug applications with respect to the GlaxoSmithKline products, and certain product liability insurance. The Company paid GlaxoSmithKline 40% of net profits, as defined in the agreement, from sales of the GlaxoSmithKline products.

In September 1998, the Company had entered into an agreement with GlaxoSmithKline to co-promote Paxil in the United States. Under the agreement, the Company received base payments plus incentive compensation on achieving specified sales levels during a specified term. Although the agreement ended in December 2000, the companies had agreed to extend the agreement through March 31, 2001.

Commencing in the fourth quarter of 2000, the Company solicited and received bids in connection with selling its marketing rights for certain psychiatric products sold by the Company. The marketing rights were sold to GlaxoSmithKline. In order to effect the sale, the licensing agreement was terminated effective March 31, 2001, and the Company received from GlaxoSmithKline $4.0 million and $3.0 million in 2001 and 2002, respectively and received the final payment of $2.5 million in January 2003.

The Company recognized a one-time gain on the sale equal to $9.4 million, which has been classified, on the statement of operations and comprehensive loss, under the caption Gain on Sale of Marketing Rights. In addition, the Company ended the deployment of the Psychiatric Sales Marketing Division sales force and terminated certain full-time support personnel. Severance payments for these personnel amounted to approximately $0.8 million.

d.    Agreement with Eli Lilly and Company (“Eli Lilly”)

In April 1997, the Company entered into a research collaboration with Eli Lilly and Company for the development of drugs to prevent or retard the progression of Alzheimer’s disease. Under the terms of the agreement, Eli Lilly will fund research and will have the first opportunity to develop products from the collaboration. The Company may elect to develop other products from the collaboration. The commercialization partner will make milestone and royalty payments to the other partner. In 2000, the existing agreement was amended to decrease the number of dedicated and non-dedicated employees that work on the project, and at that time the program was further extended to December 31, 2001. At the end of December 31, 2001, we and Eli Lilly terminated the collaboration.

e.    Agreements with Kaken

In September 1994, the Company entered into a series of agreements with Kaken, to expand a previous agreement signed in 1988 for Fiblast. Under the 1994 agreements, the Company will collaborate with Kaken to further develop the Fiblast manufacturing process, provide Kaken a license to the Company’s Fiblast manufacturing technology and supply a specified amount of Fiblast product. In return, the Company has received milestone payments, which are contingent on Kaken’s continuing development of the product. Prior to closing its Mountain View manufacturing facility in May 1999, the Company produced the amount of Fiblast due to Kaken and the Company held it for delivery to Kaken upon regulatory approval of the product in Japan. In April 2001, Kaken received notice from the Japanese Ministry of Health and Welfare that they have been granted marketing approval for Fiblast Spray as a treatment for dermal ulcers. During 2001, we shipped all of the bulk FGF to Kaken in Japan and recognized $15.9 million of previously deferred revenue. In addition, we received royalty payments from Kaken on the sale of Fiblast of $0.9 million and $0.2 million in 2002 and 2001, respectively.

Scios Inc.

Notes to Consolidated Financial Statements — (Continued)

f.    Agreement with Genentech

In December 1994, the Company entered into a collaboration agreement with Genentech for the development and commercialization of Auriculin (anaritide) (“Auriculin”) for the treatment of acute renal failure. Concurrent with the collaboration agreement, Genentech purchased $20.0 million of the Company’s preferred stock and provided a $30.0 million loan to the Company in the form of a letter of credit (see Note 10), which the Company drew down in March of 1997. As of December 31, 1997, Genentech had converted all shares of preferred stock into 2.1 million shares of common stock. In 1997, the Company and Genentech discontinued development of Auriculin based upon the negative results of an interim study. In 1999 the terms of the loan were amended. The loan was repayable in the Company’s preferred stock up to a maximum of $25.0 million at the Company’s option at any time through December 31, 2002.

In the first quarter of 2000, the Company paid down $2.0 million of the Genentech loan. In the third quarter of 2000, the Company paid down the Genentech loan by $7.6 million, which consisted of a cash payment of $2.6 million and 4,991 shares of Scios Series B preferred stock valued at $5.0 million. Each share of Series B preferred stock converts at a rate of 100:1 of common stock at Genentech’s option. In the third quarter of 2002, the Company repaid the remaining balance of the Genentech loan plus accrued interest equal to $34.1 million in cash. At December 31, 2002, there was no outstanding balance or amount available under this agreement.

g.    Agreement with Innovex

We entered into a sales and marketing agreement with Innovex, a subsidiary of Quintiles Transnational Corp. (“Quintiles”), in January 2001, which we later amended in November 2001, in which we agreed through May 31, 2004 to purchase marketing services from Innovex and lease sales representatives from Innovex. Under the amended agreement, PharmaBio, an affiliate of Innovex, agreed to fund a total of $30.0 million of our sales and marketing costs of Natrecor at set intervals through May 30, 2003, $23.5 million of which has been received by Scios through December 31, 2002. In exchange for such funding, PharmaBio earns a declining royalty, up to a maximum amount of $65.0 million, on net sales of Natrecor in the United States and Canada through early 2008. As of December 31, 2002, we have paid $0.9 million in royalties to PharmaBio. We also granted PharmaBio a fully vested warrant to purchase 700,000 shares of our common stock at an exercise price of $20.00 per share, exercisable in seven installments from December 2001 through May 2003. PharmaBio may terminate its future funding commitments in the event Natrecor is withdrawn from the U.S. market or net sales of Natrecor decline in two consecutive quarters. The agreement also grants us the option to assume control of the leased Natrecor sales force from Innovex Support Services in June 2003, and we informed Innovex Support Services of our intention to assume such control in June 2002. In December 2002, we agreed with Innovex to allow for the immediate conversion of the leased Natrecor sales force to Scios employees. In connection with the conversion of the sales force, we recognized, in December 2002, approximately $2.4 million in fees payable to Innovex that were otherwise due to Innovex through May 2003. We also agreed to give PharmaBio the ability to immediately exercise the installments of their warrant that otherwise would have become exercisable through May 2003. (See Note 10).

5.    Marketable Securities

Available-for-sale marketable securities at December 31, 2002 by classification were as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
(in thousands)
Debt securities:
U.S. Government & Government Agency	$66,403	$582	$(62)	$66,923
Corporate Bonds	72,609	362	(50)	72,921

Total	$139,012	$944	$(112)	$139,844

Scios Inc.

Notes to Consolidated Financial Statements — (Continued)

Available-for-sale marketable securities at December 31, 2001 by classification were as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
(in thousands)
Debt securities:
U.S. Government & Government Agency	$20,878	$193	$(85)	$20,986
Corporate Bonds	49,623	469	(58)	50,034

Total	$70,501	$662	$(143)	$71,020

The scheduled maturities for available-for-sale marketable securities at December 31, 2002 by classification were as follows:

	Maturity 1 year or less	Maturity 1 to 5 years	Maturity 5 to 10 years	Maturity 10 years or more	Total
(in thousands)
Debt securities:
U.S. Government & Government Agency	$5,546	$56,317	$4,098	$962	$66,923
Corporate Bonds	12,958	52,659	5,240	2,064	72,921

Total	$18,504	$108,976	$9,338	$3,026	$139,844

The Company realized gains of $0.7 million and losses of $0.1 million on the disposal of marketable securities in 2002, gains of $1.1 million and losses of $0.3 million on the disposal of marketable securities in 2001 and gains of $0.1 million and losses of $0.3 million on the disposal of marketable securities in 2000.

In connection with the sale of the $150.0 million of 5.5% convertible subordinated notes, we pledged a portfolio of approximately $24.0 million in U.S. government securities as collateral for the first six scheduled interest payments due on the notes. These marketable securities, with maturity dates coinciding with the first six interest payment dates of the notes, were deemed by management to be held-to-maturity and are stated at amortized cost. The scheduled maturities for held-to-maturity marketable securities at December 31, 2002 by classification were as follows:

	Maturity 1 year or less	Maturity 1 to 5 years	Total
(in thousands)
Debt securities:
U.S. Government & Government Agency	$8,435	$15,791	$24,226

6.    Inventory

	December 31,
	2002	2001
(in thousands)
Finished goods	$1,594	$1,134
Work-in-process	2,095	—
Raw materials	4,490	24

Total	$8,179	$1,158

Scios Inc.

Notes to Consolidated Financial Statements — (Continued)

7.    Property and Equipment

	December 31,
	2002	2001
(in thousands)
Laboratory equipment	$8,976	$7,901
Computer and related equipment	6,567	5,221
Furniture and other	2,798	2,064
Leasehold improvements	11,403	10,035

	29,744	25,221
Accumulated depreciation and amortization	(19,655)	(14,797)

Total	$10,089	$10,424

8.    Other Assets

	December 31,
	2002	2001
(in thousands)
Debt issue costs	$4,200	$—
Deposits	3,342	332
Employee notes receivable	222	929
Receivable from GlaxoSmithKline	—	2,363
Other	79	499

Total	$7,843	$4,123

9.    Other Accrued Liabilities

	December 31,
	2002	2001
(in thousands)
Accrued Medicaid rebates	$1,076	$865
Accrued sales rebates	789	4
Accrued clinical trial expenses	2,760	995
Accrued selling and marketing contract expenses	3,169	1,498
Accrued research and development contract payable	308	737
Accrued research partnership distribution	565	689
Other	3,140	2,418

Total	$11,807	$7,206

10.    Lease and Debt Commitments

a.    Operating leases

The Company leases four facilities in Sunnyvale, California. The leases for these facilities expire during various periods from August 31, 2003 to August 31, 2008. We also lease a warehouse in Mountain View, California that expires in 2003. In August 2002, we entered into two 15-year leases for two buildings in Fremont, California. The Fremont facilities will become our new corporate headquarters. The Fremont leases expire in 2017 and may be extended for two five-year terms at our option. In addition, the Company has entered into operating leases covering certain laboratory and computer equipment.

At December 31, 2002, future minimum payments under these leases are as follows:

	Facilities Leases	Equipment Operating Leases
(in thousands)
2003	$3,371	$105
2004	4,112	—
2005	4,143	—
2006	4,273	—
2007	4,502
Thereafter	39,308	—

Total	$59,709	$105

Rent expense for all facility leases were approximately $3.4 million, $1.9 million and $1.6 million in 2002, 2001 and 2000, respectively.

b.    Long-term debt

	December 31,
	2002	2001
(in thousands)
Convertible subordinated notes, interest at 5.5% and is due August 15, 2009	$153,323	$—
Note payable to Chiron, interest at 8.5% and is due December 31, 2006	9,624	8,876
Obligation to Quintiles—PharmaBio, amortized based on the royalty payments made on Natrecor sales until 2008	31,090	10,000
Discount on Qunitiles—PharmaBio obligation	(5,529)	(3,397)
Note payable to Genentech	—	33,035

Total long-term debt	188,508	48,514
Less current portion of long-term debt	(25,561)	(30,000)
Less accrued interest payable	(3,323)	(3,035)

Long-term debt, net of current portion	$159,624	$15,479

5.5% Convertible Subordinated Notes—On August 5, 2002, we completed the sale of $150.0 million of 5.5% convertible subordinated notes due August 15, 2009 through a private placement to qualified institutional buyers. Interest on the notes is payable semi-annually. The notes are unsecured except for the first six scheduled interest payments due on the notes. We pledged a portfolio of approximately $24.0 million in U.S. government securities as collateral for the first six scheduled interest payments due on the notes. These marketable securities plus interest earned are included in the consolidated balance sheets as restricted marketable securities (current and non-current). Upon a change in control, we may be required, at the option of the note holders, to repurchase all or a portion of the notes at the principal amount plus accrued interest in cash, Scios common stock, or a combination of cash and Scios common stock. We have the option to redeem all or a portion the notes between August 19, 2005 and August 14, 2009, at declining redemption prices ranging from 103.14% to 100.79% of the original principal amount plus accrued interest. The notes are convertible at the option of the holders into shares of Scios common stock at any time prior to redemption, repurchase or maturity initially at a conversion price of $39.30.

Chiron—As part of the Fiblast agreement, Chiron loaned the Company $7.5 million in December 1999. The promissory note bears interest at the rate of 8.5% compounded annually, and is due December 31, 2006. The note and related interest will be forgiven if Fiblast is approved in the United States before December 31, 2006.

Quintiles—PharmaBio—In January 2001, we entered into a commercialization agreement with Innovex, a subsidiary of Quintiles. The corporate venture group of Quintiles, PharmaBio, agreed to fund $30.0 million of our costs to launch Natrecor over 24 months and to loan us up to $5.0 million. In addition, we granted PharmaBio a fully vested warrant to purchase 700,000 shares of Scios common stock at $20.00 per share. In November 2001, Scios and PharmaBio amended the January 2001 agreement. The amendment eliminated the $5.0 million line of credit, among other things. The warrant to purchase 700,000 shares of Scios common stock is exercisable over seven installments beginning December 2001 through May 2003.

Scios Inc.

Notes to Consolidated Financial Statements — (Continued)

In December 2002, we agreed with Innovex to allow for the immediate conversion of the leased Natrecor sales force to Scios employees. In connection with the conversion of the sales force, we agreed to give PharmaBio the ability to immediately exercise the installments of their warrant that otherwise would have become exercisable through May 2003. As of December 31, 2002, we have received $23.5 million of the $30.0 million funding commitment and will receive the remaining $6.5 million in two payments over the following five months. As part of the funding agreement, we will pay PharmaBio a declining royalty, up to a maximum of $65.0 million, on net sales of Natrecor in the United States and Canada through early 2008.

The accounting treatment of the commercialization payments of $30.0 million from PharmaBio falls under the guidance of Emerging Issues Task Force 88-18 (“EITF 88-18”), “Sales of Future Revenues.” EITF 88-18 addresses the accounting treatment when an enterprise (Scios) receives cash from an investor (PharmaBio) and agrees to pay to the investor for a defined period a specified percentage or amount of the revenue or a measure of income of a particular product line, business segment, trademark, patent, or contractual right. The Emerging Issues Task Force reached a consensus on six independent factors that would require reclassification of the proceeds as debt. As we meet one of the factors whereby we have significant continuing involvement in the generation of the cash flows due to the investor, we have recorded the proceeds from PharmaBio of $23.5 million as of December 31, 2002, as long-term debt and will reduce the debt principal and accrued interest as the royalty payments are made. As of December 31, 2001, we have recorded the proceeds from PharmaBio of $10.0 million as long-term debt. Interest on the debt (net of the discount) will accrue monthly using the effective interest method beginning January 2002 and total interest will be adjusted based on the periodic adjustments made on the overall expected royalty. In 2002, interest expense associated with the royalty obligation to PharmaBio was $8.5 million. There was no interest expense associated with the royalty obligation to PharmaBio during 2001 and 2000.

The accounting treatment for the warrant to purchase 700,000 shares of Scios common stock is under APB 14, “Accounting for Convertible Debt issued With Stock Purchase Warrants.” Under APB 14, the total expected net proceeds received of $30 million were allocated between the debt and the warrant based upon the relative fair value of the two components. The relative fair value of the warrants related to the debt, using the Black-Scholes model, was $10.2 million. At December 31, 2002, $8.0 million of the total value of the warrants was recognized as a discount related to the debt based on the portion of the cash funding received from PharmaBio as of December 31, 2002. The remaining balance of $2.2 million is recorded as deferred warrant costs in the stockholders’ equity section. The $2.2 million in deferred warrant costs will be recorded as discount on debt as the remaining $6.5 million in funding is received from PharmaBio over the first five months of 2003. The total value of the warrants of $10.2 million will be amortized to interest expense using the effective interest method over the life of the royalty payment stream. At December 31, 2001, $3.4 million of total value of the warrants was recognized as a discount related to the debt based on the portion of the cash funding received from PharmaBio in 2001. The remaining balance of $6.8 million is recorded as deferred warrant costs in the stockholder’s equity section. In 2002, interest expense associated with the amortization of the PharmaBio debt discount was $2.5 million. There was no interest expense associated with the amortization of the PharmaBio debt discount during 2001 and 2000.

Genentech—As part of a collaboration agreement with Genentech, Genentech committed to loan the Company up to $30.0 million. The $30.0 million was drawn down in March of 1997, and bears interest at the prime rate. In 1999, the terms of the loan were amended. In the first quarter of 2000, the Company paid down $2.0 million of the Genentech loan. In the third quarter of 2000, the Company paid down the Genentech loan by $7.6 million, which consisted of a cash payment of $2.6 million and 4,991 shares of Scios Series B preferred stock valued at $5.0 million. Each share of Series B preferred stock converts at a rate of 100:1 of common stock at Genentech’s option. In the third quarter of 2002, the Company repaid the remaining balance of the Genentech loan plus accrued interest equal to $34.1 million in cash. At December 31, 2002, there was no outstanding balance or amount available under this agreement.

c.    Natrecor supply contract

The Company has entered into a long-term supply agreement with a manufacturer for the supply of bulk Natrecor in November 1999, which was amended in January 2003. Under the amended supply agreement, Scios is obligated to purchase at least 25 kg of bulk solution over an eight-year period after the first delivery of commercialized quantities, at a maximum price of €29.7 million (which equaled approximately $31.1 million at December 31, 2002). As of December 31, 2002, the remaining minimum purchase commitment to this manufacturer was 21 kg of bulk solution at a maximum price of €24.9 million (which equaled approximately $26.1 million at December 31, 2002).

Scios Inc.

Notes to Consolidated Financial Statements — (Continued)

11.    Litigation

On November 29, 1995, the Company was notified by the United States Environmental Protection Agency (“EPA”), that it may have a liability in connection with the clean-up of a toxic waste site arising out of the alleged disposal of hazardous substances by a subcontractor of Nova Pharmaceutical Corporation, which the we acquired in 1992. We were one of many potentially responsible parties that were identified as associated with this specific site. We held discussions with the EPA and finalized the amount of potential liability. We reserved $90,000 at December 31, 2000 as provision for the settlement thereof. During 2001, we settled the liability with a final settlement payment of $81,264.

We are involved in legal proceedings in the normal course of business, and do not expect such proceedings to have a material adverse effect on our business.

12.    Research and Development Commitments

a.    Commitments to research partnerships

In 1988, the Company purchased the interests of Biotechnology Research Partners, a limited partnership in a joint venture, and made a down payment of $0.6 million. The balance of the purchase price is to be paid in quarterly installments in accordance with the following formula: (i) until the minority partners have received payments of approximately $22.8 million, the Company will pay approximately 37% of the royalty income from third-party licenses and approximately 4% of the Company’s gross sales of Partnership products; (ii) thereafter, until the minority partners have received aggregate payments of approximately $34.1 million, the Company will pay approximately 31% of the royalty income and approximately 3% of the Company’s gross sales of Partnership products; and (iii) thereafter, until the earlier of 20 years from the date of exercise of the option or the time all patents relating to the Partnership’s technology expire and all information relating to that technology becomes part of the public domain, the Company will pay to the minority partners approximately 21% of the royalty income and approximately 2% of the Company’s gross sales of Partnership products. Partnership products for which minority partners will receive payments include Fiblast. The Company accrued $0.6 million at December 31, 2002 and $0.6 million at December 31, 2001, as the minority partners’ share of royalty payments received from Fiblast.

In December 1992, the Company exercised its option to acquire all interests in Nova Technology Limited Partnership for $20.4 million. The Company also issued contingent payment rights to all limited partners of the partnership, pursuant to which the Company is obligated until January 15, 2008 to pay royalties on the sale or license of certain products that were under development by the partnership. The accrued liability as a result of royalties associated with the commercialization of Guilford’s Gliadel wafer was zero and $44,000 at December 31, 2002 and 2001, respectively.

b.    Research collaborations with partners

As part of the Joint Business Arrangements described in Note 4 above, the Company from time to time agrees to provide and receive resources and support as part of its collaborations with other companies. In the course of such collaborations, issues may arise concerning the ownership of technology that is developed and the fulfillment of each party’s obligations to the other. Generally, these issues have been resolved by the parties without resorting to litigation.

13.    Stockholders’ Equity

a.    Series B preferred stock

The Company’s preferred stock may be issued in series that have such rights as may be designated by the Board of Directors from time to time. In February 2000, the Company’s Board authorized the designation of 50,000 shares of Series B preferred stock. At December 31, 2002 and 2001 there were 4,991 shares outstanding. As discussed in Note 10b, the Company paid down the Genentech loan by $7.6 million, which consisted of a cash payment of $2.6 million and 4,991 shares of Series B preferred stock valued at $5.0 million. Each share of Series B preferred stock converts at a rate of 100:1 of common and will not have voting rights until converted into shares of Scios common stock. In addition, the holders of the Series B preferred stock are entitled to receive dividends as payable on each share of common stock into which such shares could then be converted, when and if declared by the Board of Directors. In the event of any liquidation, dissolution or winding up of the

Scios Inc.

Notes to Consolidated Financial Statements — (Continued)

Company, after payment of debts and other liabilities, the holders of the Series B preferred stock (on an as converted basis) and the holders of the common stock shall be entitled to share ratably in the remaining assets of the Company.

b.    Deferred compensation

In August 2000, the Company granted shares of restricted stock to an officer. The shares vest over a six-month period provided that the recipient is still employed by the Company. The market value of these shares was $0.3 million and has been recorded as a separate component of stockholders’ equity. In August 1999, the Company granted shares of restricted stock to an officer. The shares vest over a three-year period provided that the recipient is still employed by the Company. The market value of the shares awarded was $0.2 million and has been recorded as a separate component of stockholders’ equity. In September 1998, the Company granted shares of restricted stock to an officer and director. The shares vest over a two-year period provided that the recipient is still employed by the Company. The market value of the shares awarded was $0.6 million and has been recorded as a separate component of stockholders’ equity. Deferred compensation for these share grants was amortized over the applicable period of the vesting and was fully amortized as of December 31, 2002. The restricted stock was granted under the 1992 Equity Incentive Plan.

c.    Treasury Stock

During September 2001, the Board of Directors authorized the repurchase of up to $10.0 million of Scios common stock. In October 2002, the Board of Directors authorized an additional $5.0 million for the repurchase of Scios common stock. The repurchases are made through open-market transactions at the discretion of management as market conditions warrant. In 2002, we repurchased 231,800 shares of our common stock at an average purchase price of $24.03 per share. In 2001, we repurchased 30,000 shares of our common stock at an average purchase price of $14.83 per share. Treasury stock is stated at cost on our consolidated balance sheet and is considered issued.

14.    Stock Option Plans

Under the Company’s stock option plans, the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the vesting period and the exercise price (which cannot be less than the fair market value (“FMV”) on the date of grant for incentive stock options or 85% of FMV for non-statutory options). The options are exercisable at times and in increments as specified by the Board of Directors, generally expire ten years from date of grant and fully vest over periods from three to five years. The following shares are authorized and available for grant as of December 31, 2002:

Plan Title	Shares Authorized	Options Outstanding	Available for Grant	Option Price
1983/86	2,200,000	—	—	Not less than 85% of FMV
1989	170,000	10,000	—	FMV
1992	6,057,665	2,135,218	1,169,809	Not less than 85% of FMV
1996	8,795,000	5,707,308	1,761,050	Not less than 85% of FMV
NQ	443,161	—	—	Not less than 85% of FMV
1992 NC	442,335	—	—	Not less than 85% of FMV
SA	542,000	—	—	Not less than 85% of FMV

Total	18,650,161	7,852,526	2,930,859

Scios Inc.

Notes to Consolidated Financial Statements — (Continued)

Additional information with respect to the activity of outstanding options and restricted common stock is summarized in the following table:

	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 1999	5,571,861	$7.02
Granted	1,190,922	$9.92
Exercised	(1,432,757)	$7.32
Canceled	(812,698)	$7.80

Balances at December 31, 2000	4,517,328	$7.50
Granted	3,748,500	$21.66
Exercised	(1,061,590)	$7.89
Canceled	(331,463)	$13.21

Balances at December 31, 2001	6,872,775	$14.89
Granted	2,602,229	$24.50
Exercised	(1,010,663)	$9.83
Canceled	(611,815)	$21.36

Balances at December 31, 2002	7,852,526	$18.32

The options outstanding by range of exercise price at December 31, 2002 are as follows:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Outstanding Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Weighted Average Exercise Price
$ 3.81–$ 5.97	1,031,256	6.16	$4.67	978,822	$4.67
$ 6.06–$ 8.88	732,700	5.73	$7.73	707,547	$7.73
$ 9.00–$15.19	611,158	6.76	$12.76	434,216	$12.26
$16.70–$20.30	562,100	8.54	$18.68	172,213	$18.52
$20.37–$21.59	1,110,314	8.26	$20.75	466,177	$20.69
$21.84–$22.00	1,723,056	9.00	$21.98	431,511	$21.97
$22.05–$23.05	805,125	8.51	$22.44	298,518	$22.47
$23.19–$27.56	531,067	8.79	$25.94	184,852	$25.93
$27.60–$29.73	526,750	9.49	$29.07	64,116	$27.84
$29.80–$33.28	219,000	9.81	$32.16	2,205	$32.00

$ 3.81–$33.28	7,852,526	8.00	$18.32	3,740,177	$13.64

At December 31, 2001, approximately 2,311,109 options to purchase common stock of the Company were exercisable at a weighted average exercise price of $8.76 per share. At December 31, 2000, 2,407,480 options to purchase common stock of the Company were exercisable at a weighted average exercise price of $7.37 per share.

On February 5, 2001, the 1996 Non-Officer Stock Option Plan was amended to add 1.3 million shares of common stock to this plan. On May 7, 2001, the 1996 Non-Officer Stock Option Plan was amended to add 1.8 million shares of common stock to this plan. On November 5, 2001, the 1996 Non-Officer Stock Option Plan was amended to add 1.2 million shares of common stock to this plan. On May 7, 2002, the 1996 Non-Officer Stock Option Plan was amended to add 2.0 million shares of common stock to this plan. On May 8, 2001, the stockholders approved an amendment to the 1992 Equity Incentive Plan adding 1.5 million shares of common stock to this plan.

Scios Inc.

Notes to Consolidated Financial Statements — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing method assuming the following assumptions:

	Year ended December 31,
	2002	2001	2000
Risk free interest rate	4.06%	4.50%	5.01%
Expected life (years)	5.76	5.71	6.1
Volatility	0.5512	0.8097	0.8573
Dividend yield	—	—	—
Weighted average per share fair value of options granted	$13.44	$15.34	$7.73

Employee Stock Purchase Plan

On May 8, 2001, the Company’s stockholders approved the 2001 Employee Stock Purchase Plan (the “Purchase Plan”) which permitted eligible employees to purchase the Company’s Common Stock through payroll deductions. The Purchase Plan consists of consecutive and overlapping 12-month offering periods, each divided into two six-month purchase periods. The purchase price of the shares in the Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or the end of each purchase period. The Company initially reserved a total of 175,000 shares of common stock for issuance under this plan. The Purchase Plan has a feature whereby the number of shares reserved under the Purchase Plan are increased automatically on an annual basis by the lesser of 200,000 shares or 1% of outstanding shares of common stock. There were 162,966 shares of Common Stock available for issuance as of December 31, 2002. During 2002 and 2001, shares totaling 174,830 and 37,204 were acquired under the Purchase Plan at an average per share price of $21.60 and $23.17, respectively.

The fair value of the employee stock purchase program or ESPP is estimated on the date of the exercise using the Black-Scholes single option pricing method assuming the following assumptions:

	Year ended December 31,
	2002	2001	2000
Risk free interest rate	1.76%	4.50%	N/A
Expected life (years)	0.5	0.5	N/A
Volatility	0.5512	0.8097	N/A
Dividend yield	—	—	—
Weighted average per share fair value of ESPP exercised	$7.82	$8.33	N/A

Restricted common stock

At December 31, 2001 there were 30,000 shares of restricted common stock granted to an officer that were outstanding. The shares were vested on August 9, 2002, and at December 31, 2002, no restricted common stock was outstanding.

15.    Employee 401(k) Benefit Plan

The Company has a qualified profit sharing plan and trust under Internal Revenue Service Code sections 401(a) and 401(k). Employees are eligible to participate in the plan the first day of the month after hire and can elect to contribute to the plan up to 15% of their salary subject to current statutory limits. In 2002, 2001 and 2000, the Company matched employee contributions at a rate of 100% to a maximum of $3,000 per employee, except as restricted by statutory limits. The Company contribution is 100% vested at the end of an employee’s third year of employment. Company contributions to the plan totaled approximately $0.9 million in 2002, $0.7 million in 2001 and $0.6 million in 2000. As of December 31, 2002, the benefit plan offers a diverse selection of investment alternatives, representing all asset classes.

Scios Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company has federal and state income tax net operating loss (“NOL”) and research credit carry-forwards at December 31, 2002 for tax purposes available as follows:

Federal NOL	$507,464,000
State NOL	$95,632,000
Federal Research Credit	$15,632,000
State Research Credit	$10,950,000

The federal net operating losses will expire beginning 2003 through 2022. The state net operating losses will expire beginning 2004 through 2013. The federal research tax credit will expire beginning 2003 through 2022. The state research tax credit can be carried forward indefinitely.

Due to a change in the ownership of the Company, as defined, a portion of the federal and state NOL carryover is subject to an annual utilization limitation. Should another change in ownership occur, future utilization of the Company’s NOL carry-forwards may be subject to additional limitations.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

	December 31,
	2002	2001
(in thousands)
Net operating loss carryforwards	$177,289	$151,882
Credits	22,952	18,182
Assets subject to depreciation and amortization	13,089	12,569
Other accrued liabilities	7,454	5,856

Total deferred tax assets	220,784	188,489
Valuation allowance	(220,784)	(188,489)

Net deferred tax assets	$—	$—

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets. Due to the losses incurred by the Company and the related net operating loss carryforwards available to the Company, the Company did not record income tax expense except for state income tax expense in 2002, 2001 and 2000.

Scios Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Revenue by geographic area is as follows:

Revenues
(in thousands)
December 31, 2002:
United States	$109,762
International	1,480

Total	$111,242

December 31, 2001:
United States	$31,241
International	16,104

Total	$47,345

December 31, 2000:
United States	$12,624
International	—

Total	$12,624

18.    Related Party Transactions

At December 31, 2002, we had a note receivable from one officer in the amount of $120,000 bearing interest at 10.0% per annum. This loan with an original principal amount of $150,000 will be forgiven in five equal installments ending in January 2006 based on the continued employment of the officer and is collateralized by the officer’s residence. In January 2002, the first installment of the loan in the amount of $30,000 was forgiven. The loan was granted in connection with a housing subsidy for the officer to live in California.

In April 2002, we received the repayment of a note receivable from one officer in the amount of $280,040. In July 2002, a note receivable from another officer in the amount of $16,666 was forgiven based on the continued employment of the officer.

We have non-interest bearing loans to two employees in the aggregate amount of $196,000. These loans will be forgiven in five equal installments ending in November 2004 and October 2006 based on the continued employment of the employees and are collateralized by each employee’s residence.

We also have a loan to one employee in the amount of $15,000 bearing interest at 6.5% per annum. This loan is due in April 2003. These employee loans were granted in connection with housing subsidies for the individuals to live in California.

Scios Inc.

Notes to Consolidated Financial Statements — (Continued)

19.    Quarterly Financial Data (Unaudited)

The following tables summarize the quarterly financial data for the last two fiscal years:

	Fiscal 2002 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share data)
Total revenues	$16,444	$23,027	$27,157	$44,614
Loss from operations	(24,136)	(21,237)	(18,056)	(12,806)
Net loss	(25,222)	(22,508)	(21,829)	(18,547)
Basic and diluted net loss per share	$(0.55)	$(0.48)	$(0.47)	$(0.40)

	Fiscal 2001 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share data)
Total revenues	$11,943	$5,241	$19,614	$10,547
Loss from operations	(4,017)	(18,121)	(12,869)	(30,169)
Net loss	(4,223)	(18,273)	(11,167)	(28,834)
Basic and diluted net loss per share	$(0.11)	$(0.46)	$(0.25)	$(0.63)

20.    Subsequent Events

Proposed Acquisition by Johnson & Johnson

On February 10, 2003, Scios and Johnson & Johnson entered into a definitive agreement under which Johnson & Johnson will acquire Scios in a cash for stock exchange. Under the terms of the agreement, Scios common stockholders will receive $45.00 for each outstanding share of Scios common stock and Scios Series B preferred stockholders will receive $4,500.00 for each outstanding share of Scios preferred stock. The boards of directors of Johnson & Johnson and Scios have approved the transaction. The transaction is expected to close in the quarter ending June 30, 2003 but is subject to a number of conditions including, among other things, adoption of the merger agreement by our stockholders, and various regulatory approvals and clearances, including those under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Amended and Restated Manufacturing Agreement with BioChemie

On January 2, 2003, Scios and BioChemie amended and restated the agreement for the manufacture of bulk pharmaceutical ingredient in Natrecor. Our manufacturing agreement with BioChemie sets minimum and maximum quantities of bulk active pharmaceutical ingredient to be ordered by us each year and over the life of the agreement. The agreement with BioChemie provides for the purchase by us of at least 25 kilograms of bulk solution over an eight-year period beginning after the first delivery of commercialized quantities, at a maximum aggregate price of €31.8 million (which equaled approximately $33.3 million at December 31, 2002). In addition, we have firm orders to purchase six kilograms of bulk solution in each of 2003 and 2004. As of December 31, 2002, the aggregate purchase commitment was 27 kilograms of bulk solution at a maximum price of €36.3 million (which equaled approximately $38.0 million at December 31, 2002). We expect the agreement to run through 2009.