Form 10-Q
period 2003-03-31
SCIOS INC
filed 2003-05-14
CIK 726512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of May 14, 2003: 100

Part I

Item 1.    Financial Statements

SCIOS INC.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,794	$32,174
Marketable securities	15,547	18,504
Restricted marketable securities	8,166	8,435
Accounts receivable, net	17,679	16,395
Inventory	8,092	8,179
Prepaid expenses and other assets	8,202	6,569

Total current assets	73,480	90,256

Marketable securities, non-current	122,314	121,340
Restricted marketable securities, non-current	11,817	15,791
Property and equipment, net	11,662	10,089
Other assets	7,598	7,843

Total assets	$226,871	$245,319

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,894	$11,150
Accrued employee compensation	11,572	20,731
Other accrued liabilities	10,185	11,807
Deferred contract revenue	2,632	1,166
Accrued interest payable	1,031	3,323
Current portion of long-term debt	22,854	25,561

Total current liabilities	54,168	73,738
Deferred contract revenue	1,558	3,116
Long-term debt	159,829	159,624
Other long-term liabilities	3,113	2,245

Total liabilities	218,668	238,723

Stockholders’ equity:
Preferred stock; $.001 par value; 20,000,000 shares authorized; 4,991 issued and outstanding	—	—
Common stock; $.001 par value; 150,000,000 shares authorized; 47,710,446 and 47,200,660 shares issued, respectively; 47,448,646 and 46,938,860 shares outstanding, respectively	48	47
Additional paid-in capital	583,960	575,935
Treasury stock; shares of 261,800 and 261,800 respectively	(6,014)	(6,014)
Deferred warrant costs	(1,097)	(2,194)
Accumulated other comprehensive income	427	832
Accumulated deficit	(569,121)	(562,010)

Total stockholders’ equity	8,203	6,596

Total liabilities and stockholders’ equity	$226,871	$245,319

The accompanying notes are an integral part of these consolidated financial statements.

SCIOS INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three months ended March 31,
	2003	2002
	(Unaudited)
Revenues:
Product sales	$50,368	$15,373
Research and development contracts and royalties	2,236	1,071

	52,604	16,444

Costs and expenses:
Cost of product sales	2,825	1,011
Research and development	18,949	14,855
Selling, general and administration	29,864	24,714

	51,638	40,580

Gain (loss) from operations	966	(24,136)

Other income (expense):
Interest income	1,053	808
Interest expense	(9,370)	(1,944)
Realized gains on securities	301	(77)
Other income (expense)	(61)	127

	(8,077)	(1,086)

Net loss	(7,111)	(25,222)

Other comprehensive gain (loss)
Change in net unrealized gains on securities	(405)	(431)

Comprehensive loss	$(7,516)	$(25,653)

Net loss per common share:
Basic and diluted	$(0.15)	$(0.55)

Weighted average number of common shares outstanding used in calculation of:
Basic and diluted	47,210,552	46,091,188

The accompanying notes are an integral part of these consolidated financial statements.

SCIOS INC.

Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,111)	$(25,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,207	1,163
Amortization of debt discount	1,558	311
Amortization of debt issue costs	190	—
Accretion of discount on restricted marketable securities	(111)	—
(Gain) loss on disposal of marketable securities	(301)	77
Accrued interest payable	7,622	1,634
Loss on disposal of property and equipment	—	75
Allowance for bad debt	—	55
Stock options issued to non-employee for services rendered	68	47
Changes in assets and liabilities:
Accounts receivable	(1,284)	(2,694)
Inventory	87	(38)
Prepaid expenses and other assets	(1,578)	2,623
Accounts payable	(5,256)	(3,790)
Accrued employee compensation	(9,159)	(2,038)
Accrued expenses and other liabilities	(754)	1,922
Deferred contract revenue	(92)	4,873

Net cash used in operating activities	(14,914)	(21,002)

Cash flows from investing activities:
Purchases of property and equipment	(2,780)	(962)
Sales/maturities of marketable securities	62,547	116,795
Purchases of marketable securities	(60,668)	(113,207)
Sales of restricted marketable securities	4,354	—

Net cash provided by investing activities	3,453	2,626

Cash flows from financing activities:
Issuance of common stock	7,958	1,489
Purchase of treasury stock	—	(199)
Payment of interest on convertible notes	(4,354)	—
Proceeds from commercialization agreement	3,230	3,750
Payment of commercialization agreement	(11,753)	(928)

Net cash provided by (used in) financing activities	(4,919)	4,112

Net decrease in cash and cash equivalents	(16,380)	(14,264)
Cash and cash equivalents at beginning of period	32,174	58,296

Cash and cash equivalents at end of period	$15,794	$44,032

Supplemental cash flow data:
Cash paid during the period for interest	$16,107	$928
Change in net unrealized gains on securities	$(405)	$(431)
Discount on commercialization obligation	$1,558	$311
Warrant issued in connection with commercialization agreement	$(1,097)	$(1,274)

The accompanying notes are an integral part of these consolidated financial statements.

SCIOS INC.

Notes to Consolidated Financial Statements

(unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Scios have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of Scios’ interim unaudited consolidated financial information. These unaudited consolidated financial statements and notes should be read in conjunction with the audited financial statements of Scios included in our Annual Report on Form 10-K for the year ended December 31, 2002.

The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the operating results that may be reported for the fiscal year ending December 31, 2003, or for any other future period.

2.    Acquisition by Johnson & Johnson

On April 29, 2003, Scios became a wholly owned subsidiary of Johnson & Johnson through the merger of Saturn Merger Sub, Inc., a wholly owned subsidiary of Johnson & Johnson, with and into Scios. In connection with the merger each outstanding share of Scios common stock was converted into the right to receive $45.00 in cash, and each outstanding share of Scios series B preferred stock was converted into the right to receive $4,500.00 in cash. In addition, each outstanding stock option issued pursuant to Scios’s stock option plans will no longer be exercisable for shares of Scios common stock, but instead will constitute an option to acquire shares of Johnson & Johnson common stock.

3.    Computation of Loss Per Share

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

The following items were not included in the calculation of diluted net loss per share for the three months ended March 31, 2003 and 2002, as they were considered antidilutive due to the net loss the Company experienced in these fiscal periods.

	At March 31,
	2003	2002
Outstanding stock options	8,922,173	8,199,312
Warrants to purchase 700,000 shares of common stock granted to PharmaBio with an exercise price of $20.00	700,000	700,000
Conversion of series B preferred stock issued to Genentech, 4,991 shares with a conversion rate of 100:1	499,100	499,100
Conversion of convertible notes, principal amount of $150.0 million at a conversion price of $39.30 per share	3,816,794	—

	13,938,067	9,398,412

As a result of the acquisition of Scios by Johnson & Johnson, the Scios warrants and series B preferred stock are no longer outstanding. In addition, as a result of the acquisition each outstanding stock option issued pursuant to Scios’s stock option plans is no longer exercisable for shares of Scios common stock, but instead constitutes an option to acquire shares of Johnson & Johnson common stock. In connection with the acquisition, each $1,000 principal amount of the convertible notes became convertible only into the right to receive $1,145.04 in cash without interest.

4.    Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method under APB 25 and related interpretations and complies with the disclosure provisions of SFAS 123 and SFAS 148. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three months ended March 31,
	2003	2002
(in thousands, except per share amounts)
Net loss, as reported	$(7,111)	$(25,222)
Add: Stock-based employee compensation expense included in reported net earnings	68	47
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(6,162)	(5,623)

Pro forma net loss	$(13,205)	$(30,798)

Basic and diluted net loss per common share:
As reported	$(0.15)	$(0.55)

Pro forma	$(0.28)	$(0.67)

5.    GlaxoSmithKline Agreement

In March 2002, we entered into an agreement with GlaxoSmithKline, to license nesiritide to GlaxoSmithKline in all European markets. Under the terms of the agreement, GlaxoSmithKline will have the rights to sell and distribute the product for which we received an up-front fee of GB£3.5 million and may receive milestone payments of up to an additional GB£11.5 million, in addition to future royalties in the identified countries. The GB£3.5 million (which equaled approximately $4.9 million), we received in March 2002 was recorded as deferred contract revenue. We are recognizing the $4.9 million of up-front fees ratably over an estimated period of three years, which approximates the period in which we will incur the costs to assist GlaxoSmithKline in obtaining European approval to sell nesiritide. For the three months ended March 31, 2003, we recognized $0.1 million of the $4.9 million as revenue. As of March 31, 2003, we recognized $0.7 million of the $4.9 million as revenue. We will be responsible for the manufacture and supply of bulk active pharmaceutical ingredient to GlaxoSmithKline. The companies will work together to continue clinical development of nesiritide in Europe. In September 2002, GlaxoSmithKline submitted a Marketing Authorization Application for nesiritide with the European Agency for the Evaluation of Medicinal Products. GlaxoSmithKline expects to launch nesiritide in Europe in 2004.

6.    Notes Receivable from Officers

At March 31, 2003, we had a note receivable from one officer in the amount of $90,000 bearing interest at 10.0% per annum. This loan with an original principal amount of $150,000 will be forgiven in five equal installments ending in January 2006 based on the continued employment of the officer and is collateralized by the officer’s residence. As of March 31, 2003, the first and second installments of the loan totaling $60,000 were forgiven. The loan was granted in connection with a housing subsidy for the officer to live in California.

7.    Treasury stock

During September 2001, the Board of Directors authorized the repurchase of up to $10.0 million of Scios common stock. In October 2002, the Board of Directors authorized an additional $5.0 million for the repurchase of Scios common stock. The repurchases were made through open-market transactions at the discretion of management as market conditions warrant. At

March 31, 2003, there were 261,800 shares of treasury stock. Treasury stock is stated at cost on our consolidated balance sheet and is considered issued. As a result of the acquisition of Scios by Johnson & Johnson, all treasury stock of Scios was canceled.

8.    Inventory

Inventory is stated at the lower of cost or market. Cost is determined using a weighted-average approach, which approximates the first-in, first-out method. Inventory consisted of the following:

	March 31, 2003	December 31, 2002
(in thousands)
Finished goods	$1,326	$1,594
Work-in-process	1,873	2,095
Raw materials	4,893	4,490

Total inventories	$8,092	$8,179

9.    Long Term Debt

5.5% Convertible Subordinated Notes Due 2009

On August 5, 2002, we completed the sale of $150.0 million of 5.5% convertible subordinated notes due August 15, 2009 through a private placement to qualified institutional buyers. Interest on the notes is payable semi-annually. The notes are unsecured except for the first six scheduled interest payments due on the notes. We pledged a portfolio of approximately $24.0 million in U.S. government securities as collateral for the first six scheduled interest payments due on the notes. These marketable securities plus interest earned are included in the consolidated balance sheets as restricted marketable securities (current and non-current). In February 2003, we used the proceeds from the sale of restricted marketable securities to fund the first semiannual interest payment of $4.4 million. We have the option to redeem all or a portion the notes between August 19, 2005 and August 14, 2009, at declining redemption prices ranging from 103.14% to 100.79% of the original principal amount plus accrued interest. In connection with the acquisition of Scios by Johnson & Johnson, each $1,000 principal amount of the notes became convertible only into the right to receive $1,145.04 in cash without interest, and Johnson & Johnson issued its subordinated guarantee of the notes.

Quintiles/PharmaBio Funding

In January 2001, we entered into a commercialization agreement with Innovex, a subsidiary of Quintiles. The corporate venture group of Quintiles, PharmaBio, agreed to fund $30.0 million of our costs to launch Natrecor over 24 months and to loan us up to $5.0 million. In addition, we granted PharmaBio a fully vested warrant to purchase 700,000 shares of Scios common stock at $20.00 per share. In November 2001, Scios and PharmaBio amended the January 2001 agreement. The amendment eliminated the $5.0 million line of credit, among other things. The warrant to purchase 700,000 shares of Scios common stock was exercisable over seven installments beginning December 2001 through May 2003. In December 2002, we agreed with Innovex to allow for the immediate conversion of the leased Natrecor sales force to Scios employees. In connection with the conversion of the sales force, we agreed to give PharmaBio the ability to immediately exercise the installments of their warrant that otherwise would have become exercisable through May 2003. In connection with the acquisition of Scios by Johnson & Johnson, the warrant was canceled and is no longer outstanding. As of March 31, 2003, we have received $26.8 million of the $30.0 million funding commitment and will receive the remaining $3.2 million in May 2003. As part of the funding agreement, we will pay PharmaBio a declining royalty, up to a maximum of $65.0 million, on net sales of Natrecor in the United States and Canada through early 2008.

The accounting treatment of the commercialization payments of $30.0 million from PharmaBio falls under the guidance of Emerging Issues Task Force 88-18 (“EITF 88-18”), “Sales of Future Revenues.” EITF 88-18 addresses the accounting treatment when an enterprise (Scios) receives cash from an investor (PharmaBio) and agrees to pay to the investor for a defined period a specified percentage or amount of the revenue or a measure of income of a particular product line, business segment, trademark, patent, or contractual right. The Emerging Issues Task Force reached a consensus on six independent factors that would require reclassification of the proceeds as debt. As we meet one of the factors whereby we have significant continuing involvement in the generation of the cash flows due to the investor, we have recorded the proceeds from PharmaBio of $26.8 million as of March 31, 2003, as long-term debt and will reduce the debt principal and accrued interest as the royalty payments are made. Interest on the debt (net of the discount) will accrue monthly using the effective interest method beginning January 2002 and total interest will be adjusted based on the periodic adjustments made on the overall expected royalty. For the three months ended March 31, 2003 and 2002, interest expense associated with the royalty obligation to PharmaBio was $5.4 million and $1.1 million, respectively.

The accounting treatment for the warrant to purchase 700,000 shares of Scios common stock is under APB 14, “Accounting for Convertible Debt issued With Stock Purchase Warrants.” Under APB 14, the total expected net proceeds received of $30.0 million were allocated between the debt and the warrant based upon the relative fair value of the two components. The relative fair value of the warrants related to the debt, using the Black-Scholes model, was $10.2 million. At March 31, 2003, $9.1 million of the total value of the warrants was recognized as a discount related to the debt based on the portion of the cash funding received from PharmaBio as of March 31, 2003. The remaining balance of $1.1 million is recorded as deferred warrant costs in the stockholders’ equity section. The $1.1 million in deferred warrant costs will be recorded as discount on debt as the remaining $3.2 million in funding is received from PharmaBio in May 2003. The total value of the warrants of $10.2 million will be amortized to interest expense using the effective interest method over the life of the royalty payment stream. For the three months ended March 31, 2003 and 2002, interest expense associated with the amortization of the PharmaBio debt discount was $1.6 million and $0.3 million, respectively.

10.    Recent Accounting Pronouncements

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements, including the related notes, contained in our Annual Report on Form 10-K for the year ended December 31, 2002. The following discussion also contains forward-looking statements about our plans, objectives and future results. These forward-looking statements are based on our current expectations, and we assume no obligation to update this information. Realization of these plans and results involves risks and uncertainties, and our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those set forth under “Risk Factors” in this report on Form 10-Q.

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

Acquisition by Johnson & Johnson

On April 29, 2003, Scios became a wholly owned subsidiary of Johnson & Johnson through the merger of Saturn Merger Sub, Inc., a wholly owned subsidiary of Johnson & Johnson, with and into Scios. In connection with the merger each outstanding share of Scios common stock was converted into the right to receive $45.00 in cash, and each outstanding share of Scios series B preferred stock was converted into the right to receive $4,500.00 in cash. In addition, each outstanding stock option issued pursuant to Scios’s stock option plans will no longer be exercisable for shares of Scios common stock, but instead will constitute an option to acquire shares of Johnson & Johnson common stock.

Results of Operations

Three Months Ended March 31, 2003 and 2002

Revenues

Product Sales.    Product sales for the three months ended March 31, 2003 were $50.4 million versus $15.4 million for the three months ended March 31, 2002. The increase of $35.0 million was mainly due to increased demand for Natrecor and, to a lesser extent, inventory build-up by our wholesaler customers in anticipation of a price increase in the second quarter of 2003.

Research and Development Contracts and Royalties.    Research and development contracts and royalties were $2.2 million for the three months ended March 31, 2003 and $1.1 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, research and development contract and royalty revenues primarily consisted of $1.1 million of royalties from Biosite on sales of diagnostic tests for BNP levels, $1.0 million of royalties from Kaken on sales of Fiblast Spray in Japan and $0.1 million of recognized deferred contract revenue related to the GlaxoSmithKline commercialization agreement. For the three months ended March 31, 2002, research and development contract and royalty revenues included $0.6 million of royalties from Kaken, $0.1 million from Biosite and $0.4 million of other royalties.

Costs and Expenses

Cost of Product Sales.    Cost of product sales were $2.8 million for the three months ended March 31, 2003 and $1.0 million for the three months ended March 31, 2002. The increase was primarily due to increased sales volume of Natrecor. Cost of Natrecor sales consist primarily of third-party product manufacturing and distribution costs, manufacturing overhead and royalties on a cross license agreement with Shionogi.

Research and Development.    Research and development expenses were $18.9 million and $14.9 million for the three months ended March 31, 2003 and 2002, respectively. The increase of $4.0 million in research and development expenses was mainly attributable to higher clinical expenses related to Natrecor, higher research and clinical expenses related to our p38 kinase inhibitor program, higher pre-clinical development expenses for our TGF-beta program and increased headcount in research and development.

Selling, General and Administration.    Selling, general and administration expenses were $29.9 million and $24.7 million for the three months ended March 31, 2003 and 2002, respectively. The increase of $5.2 million was primarily due to increase in overall selling and marketing expenses associated with sales of Natrecor and the addition of general and administrative staff to support the growth of the company. Sales and marketing expenses include the cost of a 189-person sales force and management team, the addition of a sales operations group, the commissions to the sales force on Natrecor sales, the expenses of promotional and marketing programs, and the ADHERE Registry, a nationwide registry to collect and analyze demographic and treatment data about patients hospitalized due to acutely decompensated heart failure.

Other Income (Expense)

Net other expense was $8.1 million and $1.1 million for the three months ended March 31, 2003 and 2002, respectively. The increase of $7.0 million in net other expense was primarily due to an increase of $7.5 million in interest expense, partially offset by an increase of $0.2 million in interest income and a $0.4 million increase in realized gain on sale of marketable securities. The increase in interest expense was mainly due to a $5.5 million increase in interest expense recognized in connection with the sales and marketing agreement with Innovex and $2.0 million of interest expense on the $150.0 million of convertible notes issued in August 2002. The increase in interest expense recognized in connection with the Innovex sale and marketing agreement reflects increased royalty obligation to PharmaBio, an affiliate of Innovex, as a result of higher net product sales of Natrecor in the three months ended March 31, 2003 as compared to net Natrecor sales in the three months ended March 31, 2002. See Note 9 of Notes to Consolidated Financial Statements for details of the funding from PharmaBio. The increase in interest income was the result of higher interest-bearing investment balances associated with higher average cash, cash equivalent and marketable security balances partially offset by lower average interest rates.

Liquidity and Capital Resources

To date, our operations and capital requirements have been financed primarily with the proceeds of public and private sales of common stock and preferred stock, convertible subordinated notes, research and development partnerships, collaborative agreements with pharmaceutical firms, product sales and investment income. Excluding $20.0 million of restricted marketable securities, our combined cash, cash equivalents and marketable securities (both current and non-current) totaled $153.7 million at March 31, 2003.

On August 5, 2002, we completed the sale of $150.0 million of 5.5% convertible subordinated notes due August 15, 2009 through a private placement to qualified institutional buyers. Interest on the notes is payable semi-annually. The notes are unsecured except for the first six scheduled interest payments due on the notes. We pledged a portfolio of approximately $24.0 million in U.S. government securities as collateral for the first six scheduled interest payments due on the notes. These marketable securities plus interest earned are included in the consolidated balance sheet as restricted marketable securities. In February 2003, we used the proceeds from the sale of restricted marketable securities to fund the first semiannual interest payment of $4.4 million. We have the option to redeem all or a portion the notes between August 19, 2005 and August 14, 2009 at declining redemption prices ranging from 103.14% to 100.79% of the original principal amount plus accrued interest. In connection with the acquisition of Scios by Johnson & Johnson, each $1,000 principal amount of the notes became convertible only into the right to receive $1,145.04 in cash without interest, and Johnson & Johnson issued its subordinated guarantee of the notes. In August and September of 2002, we used $34.1 million of the proceeds to pay off outstanding debt and accrued interest due to Genentech. We intend to use the remaining amount for general corporate purposes.

In January 2001, we entered into a sale and marketing alliance with Innovex, a subsidiary of Quintiles, which we later amended in November 2001. As part of the agreement, PharmaBio, an affiliate of Innovex, agreed to fund a total of $30.0 million of our costs to launch Natrecor at set intervals through May 30, 2003. The agreement also grants us the option to assume control of the Natrecor sales force from Innovex in June 2003, and we informed PharmaBio and Innovex of our intention to assume such control in June 2002. Of the $30.0 million funding from PharmaBio, we received $26.8 million through March 31, 2003 and will receive the remaining $3.2 million in May 2003. As part of the funding agreement, we pay PharmaBio a declining royalty, up to a maximum of $65.0 million, on net sales of Natrecor in the United States and Canada through early 2008. As of March 31, 2003, we have paid PharmaBio $12.7 million in royalties. We also granted PharmaBio a fully vested warrant to purchase 700,000 shares of Scios common stock at an exercise price of $20.00 per share. In December 2002, we agreed with Innovex to allow for the immediate conversion of the leased Natrecor sales force to Scios employees. In connection with the conversion of the sales force, we recognized in December 2002 approximately $2.4 million in fees that were otherwise due to Innovex through May 2003. We also agreed to give PharmaBio the ability to immediately exercise the installments of their warrant that otherwise would have become exercisable through May 2003. In connection with the acquisition of Scios by Johnson & Johnson, we paid PharmaBio $17.5 million in May 2003, representing the difference between the acquisition price of Scios of $45.00 per share and the per share exercise price of the warrant of $20.00. As of May 14, 2003, the warrant was canceled and is no longer outstanding.

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

We lease four facilities in Sunnyvale, California with agreements that expire between 2003 and 2008. In addition, we lease a warehouse in Union City, California that expires in 2005. In August 2002, we entered into two lease agreements, which expire in August 2017, to lease two buildings totaling 190,000 square feet in Fremont, California as our new corporate headquarters. We plan to move our operations in the Sunnyvale facilities to the new Fremont headquarters, and we expect the move to be completed by the end of 2003. We are currently in discussion with our landlord to lease an additional 100,000 square feet at the Fremont campus site. While most of our current leases expire in December 2003, we have two leases that expire in 2008. We are in the process of evaluating our future needs of these two leases totaling 52,000 square feet. The company also has operating leases covering certain laboratory and computer equipment.

We have a $7.5 million promissory note with Chiron due on December 31, 2006. The note and related interest will be forgiven if Fiblast is approved by the FDA in the United States before December 31, 2006.

Net cash used in operating activities of $14.9 million in the three months ended March 31, 2003 was primarily attributable to the net loss of $7.1 million, a decrease in net operating assets of $18.0 million, partially offset by accrued interest expense of $7.6 million, amortization of debt discount of $1.6 million and depreciation of $1.2 million.

Net cash provided by investing activities of $3.5 million in the three months ended March 31, 2003 was mainly due to sales/maturities of marketable securities of $62.5 million and the sales of restricted marketable securities of $4.4 million, partially offset by purchases of marketable securities of $60.7 million and purchases of property and equipment of $2.8 million.

Net cash used in financing activities of $4.9 million in the three months ended March 31, 2003 was due to the payments to PharmaBio under the commercialization agreement of $11.8 million and the first interest payment on the convertible notes of $4.4 million, partially offset by proceeds from the issuance of common stock of $8.0 million through the exercise of employee stock options under our option plans and the funding from PharmaBio related to the Innovex commercialization agreement of $3.3 million.

To finance our current and planned operations, we have used proceeds from existing collaborations, our agreement with PharmaBio, our marketing agreement with GlaxoSmithKline and revenues from sales of Natrecor.

Contractual Obligations and Significant Commercial Commitments.    The following summarizes our approximate current contractual obligations as of March 31, 2003:

	Amounts Due by Period (in thousands)
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Operating Lease Obligations	$3,991	$8,270	$8,864	$38,177	$59,302
Long-Term Debt Obligations (1)	36,727	40,343	29,896	162,375	269,341
Manufacturing Purchase Obligations (2)	14,598	13,806	7,692	7,693	43,789

Total	$55,316	$62,419	$46,452	$208,245	$372,432

(1)	Long-term debt obligations include:

a.	5.5% convertible subordinated notes with an aggregate principal amount outstanding of $150.0 million due in 2009. Accrued interest is $8.3 million due in one year, $16.5 million due in one to three years and $16.5 million due in four to five years. Principal amount and accrued interest due after five years is $162.4 million. In connection with the acquisition of Scios by Johnson & Johnson, each $1,000 principal amount of the notes became convertible only into the right to receive $1,145.04 in cash without interest, and Johnson & Johnson issued its subordinated guarantee of the notes.

b.	Royalty obligation of up to $52.3 million to PharmaBio, an affiliate of Innovex, in connection with the Innovex sales and marketing agreement. Royalty obligation due to PharmaBio is $28.5 million in less than one year and $23.8 million in one to three years.

c.	Note payable and accrued interest of $13.4 million due to Chiron in 2006.

(2)	Manufacturing purchase obligations include the minimum purchase commitments to BioChemie and the purchase obligation to Abbott Laboratories at March 31, 2003.

Recent Accounting Pronouncements

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

Sales of Natrecor represented approximately 96% of our revenues for the three months ended March 31, 2003. Natrecor is the only product that we are currently marketing and our other product candidates are only in early stages of development. If market acceptance of Natrecor is limited, our revenues will suffer and we may not generate sufficient funds to meet our operating and capital requirements.

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

From time to time changes will be made in the process used by BioChemie to manufacture the bulk active pharmaceutical ingredient used in Natrecor or in the process used by Abbott to blend, fill and package the final drug product. Depending on the extent of these changes, we may need to obtain prior approval from the FDA to sell Natrecor that was manufactured or blended using the changed processes, and if such approval is denied or delayed, our ability to deliver Natrecor could be impaired. We believe that changes made by BioChemie in 2003 to the process for manufacturing the bulk active pharmaceutical ingredient may require us to obtain prior approval from the FDA to sell Natrecor incorporating the bulk active pharmaceutical ingredient manufactured after those changes were made.

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

Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio and our long-term debt. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. Marketable securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. However, through our money manager, we maintain management control systems to monitor interest rate risk. The risk management control systems use analytical techniques as well as other procedures to review interest rate risk. Assuming a hypothetical interest rate decrease during the quarter ended March 31, 2003 of 10%, the fair value of our total investment portfolio as of March 31, 2003 would have potentially incurred a loss of approximately $170,000.

We pledged a portfolio of approximately $24.0 million in U.S. government securities as collateral for the first six scheduled interest payments due on the convertible subordinated notes. The first installment of interest payment of $4.4 million was made in February 2003. The remaining marketable securities are classified as held-to-maturity and are recorded on the balance sheet at amortized cost.

As of March 31, 2003, we had cash and cash equivalents of $15.8 million, marketable securities of $137.9 million and restricted marketable securities of $20.0 million. Overall average duration to maturity for all cash and marketable securities is 0.9 years with 32% of the portfolio under one year and the remaining 68% between one and five years. The average interest rate earned on the portfolio was 2.3%. At March 31, 2003, the portfolio was broken down by the following investment categories: corporate securities 18%, government securities 43%, mortgages 5%, money market 14% and asset-backed securities 20%.

Our long-term debt includes $150,000,000 of 5.5% convertible subordinated notes due in August 2009. Interest on the notes is fixed and payable semi-annually on February 15 and August 15 each year, with the first payment due February 15, 2003. Each $1,000 principal amount of the notes is convertible into the right to receive $1,145.04 in cash without interest, unless previously redeemed or repurchased.

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

Report on Form 8-K filed on April 3, 2003. On April 3, 2003, Johnson & Johnson and Scios Inc. jointly announced that the U.S. Federal Trade Commission has granted early termination of the waiting period under Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, for the acquisition of Scios, Inc. by Johnson & Johnson.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIOS INC.

May 14, 2003	By:	/s/ RICHARD B. BREWER
Richard B. Brewer, President and CEO

May 14, 2003	By:	/s/ DAVID W. GRYSKA
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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ DAVID W. GRYSKA
David W. Gryska Senior Vice President and Chief Financial Officer